Form 10-K
period 2007-12-31
Emerald Acquisition CORP
filed 2008-04-21
CIK 1368196

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to ____________


                Commission File Number 000-52132


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]          Accelerated Filer [ ]
Non-accelerated  filer  [ ]          Smaller reporting company [X]
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES [X] NO [ ]

As of June 29, 2007, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

At April 18, 2008, there were 1,281,500 shares of Registrant's ordinary shares outstanding.

                         GENERAL INDEX
                                                                Page
                                                               Number
---------------------------------------------------------------------

Part I

Item 1.     Business ..........................................    1
Item 1A.    Risk Factors.......................................    3
Item 1B.    Unresolved Staff Comments..........................    9
Item 2.     Properties.........................................    9
Item 3.     Legal Proceedings..................................    9
Item 4.     Submission of Matters to a Vote of
              Security Holders.................................    9

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
            Equity Securities..................................    9
Item 6.     Selected Financial Data............................    9
Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operation.....    10
Item 7A.    Quantitative and Qualitative Disclosures About
              Market Risk......................................    11
Item 8.     Financial Statements and Supplementary Data........    11
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..............    11
Item 9A(T). Controls and Procedures............................    12
Item 9B.    Other Information..................................    12

PART III

Item 10.    Directors, Executive Officers and Corporate
              Governance.......................................    13
Item 11.    Executive Compensation.............................    15
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters...    16
Item 13.    Certain Relationships and Related Transactions,
              and Director Independence........................    17
Item 14.    Principal Accounting Fees and Services.............    17

PART IV

Item 15.    Exhibits and Financial Statement Schedules.........    18

SIGNATURES.....................................................    18

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

ITEM 1A.  RISK FACTORS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results. We generally use the words "believes," "expects,"
"intends," "plans," "anticipates,"   "likely,"   "will"  and
similar   expressions   to  identify forward-looking  statements.
Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include, but are not limited to, those factors set forth below:

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

       We cannot assure you that the expectations or beliefs reflected in these forward-looking statements will prove correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not
to unduly rely on such forward-looking   statements when
evaluating the information presented in this Annual Report on Form 10-K.


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

     Based on the nature of our business, we do not expect to be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our current taxable year. However, whether or not we are a PFIC for any taxable year will be based in part on the character of our income and assets and the value of our assets from time to time, which will be based in part on the trading price of our ordinary shares, once they commence trading, which may be volatile. Accordingly, it is possible that we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. investor held an ordinary share, certain adverse U.S. federal income tax consequences could apply to the U.S. investor. See "Taxation-United States Federal Income Taxation-Passive Foreign Investment Company Rules."

If we effect a business combination with a United States corporation we could face adverse tax effects under the United
States tax laws.

     Although we currently intend to focus on Asia, South America and Eastern Europe for potential business combination targets, if we were to effect a business combination with a U.S. corporation, such a combination could subject us to potentially adverse tax effects as a result of changes made to the U.S. Internal Revenue Code of 1986, as amended, by the American Jobs Creation Act of 2004 relating to the treatment of domestic business entities which expatriate from the United States to a foreign jurisdiction. These new provisions generally apply to the direct or indirect acquisition of substantially all of the properties of a domestic enterprise by a foreign corporation if there is at least 60% or 80% of continuing share ownership in the successor foreign entity by the former stockholders of the U.S. corporation and substantial business activities are not conducted in the jurisdiction in which such successor is created or organized. In the event we effected a business combination with a U.S. corporation, and were subsequently subject to these new rules, it could cause us to lose certain tax benefits, which could make the transaction more expensive to us, which could have an adverse effect on our operations. See "Taxation - Certain Material United States Federal Income Tax Considerations - Tax Effects if We Acquire a U.S. Corporation"

If we are deemed to be a controlled foreign corporation, or CFC, we may be subject to certain U.S. income tax risks associated with the CFC rules under the U.S. Internal Revenue Code of 1986, as amended.

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

     If we are deemed to be a CFC in the future, these rules would then apply to holders of our ordinary shares. Accordingly, U.S. persons should consider the possible application of the CFC rules before making an investment in our ordinary shares. See "Certain Tax Considerations-Certain Material United States Federal Income Tax Considerations-Controlled Foreign Corporation Status and Related Consequences."

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.


ITEM 2 PROPERTIES

     We do not own or rent any property. We utilize the office space and equipment of our officer and directors at no cost.


ITEM 3.  LEGAL PROCEEDINGS

     We are not party to any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2007.


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

(b)  Holders

     As of December 31, 2007, there were 465 record holders of 1,281,500 Ordinary Shares.

(c)  Dividends

     We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

(d) Securities authorized for issuance under equity compensation plans

     As of December 31, 2007, we had no under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.


ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

                                  Year Ended          Period from
                              (Date of Inception)    March 10, 2006
                               December 31,  2007  to December 31, 2006
                              -------------------  --------------------

Revenues                      $                 -  $                  -
Expenses                                    9,105                26,374
Net Loss                                   (8,983)              (25,862)
Basic and diluted loss
  per share                   $             (0.01) $              (0.02)

Total Assets                  $            23,449  $             35,972


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

Plan of Operation

     As of December 31, 2007 and as of the date of this report, we had not engaged in any business activities that generate revenue. Our activities to date have been primarily focused upon our formation and raising capital. We have conducted private offerings of our ordinary shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence. In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.

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

Results of Operations

Year ended December 31, 2007 compared to period of inception
(March 10, 2006) through December 31, 2006
------------------------------------------------------------

Operating Expenses

     Because we currently do not have any business operations, we have not had any revenues since inception. Total operating expenses for the year ended December 31, 2007 decreased to $9,105 from $26,374 for the period from inception (March 10, 2006) through December 31, 2006. This decrease is primarily related to the organizational expenses incurred in 2006.

Liquidity and Capital Resources

     As of December 31, 2007, we had $23,449 in cash available and had current liabilities of $6,497 to a related party and $4,447 to unrelated parties. The Company is actively pursuing merger opportunities as described in the "General" Section of Management's Discussion and Analysis, and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.


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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
-------------------------------------------------

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management's Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

  * Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
  * Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and
  * that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and
  * Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2007, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Controls.
-----------------------------

     There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls.

ITEM 9B.  OTHER INFORMATION

     None.

                               PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Our officers and directors and additional information concerning them are as follows:

 Name                   Age  Position
-----------------------------------------------------------------
David Richardson        50   Director

Joseph  Rozelle         34   President, Chief Financial Officer,
                             Director

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

     Joseph Rozelle.   Joseph Rozelle has been one of our
directors since April 2006. In addition, Mr. Rozelle has served as our President and Chief Financial Officer since September 2006. Mr. Rozelle is currently the President of Nautilus Global Partners, a Limited Liability Company dedicated to facilitation of "going public" transactions for foreign and domestic operating companies on the public United States Exchanges. Prior to joining Nautilus in 2006, Mr. Rozelle was a consultant with Accretive Solutions, providing Sarbanes-Oxley Compliance consulting and other accounting related consulting services. Prior thereto, Mr. Rozelle worked with Momentum Equity Group, LLC and Momentum Bio Ventures as a Principal Analyst in the spring of 2002 and winter of 2003, respectively. At Momentum, Mr. Rozelle was responsible for financial modeling, due diligence, and preparation of investment summaries for client companies. Prior to joining Momentum, Mr. Rozelle was an associate with Barclays Capital in the Capital Markets Group, specializing in asset securitization. Prior thereto, he was the Assistant Vice President of Planning and Financial Analysis for a regional commercial bank and was responsible for all of the corporate financial modeling, risk analysis, mergers and acquisition evaluation, and corporate budgeting. Before his tenure in commercial banking, Mr. Rozelle served as a senior auditor with Arthur Andersen, where he was involved in a variety of filings with the SEC involving corporate mergers, spin-offs, public debt offerings, and annual reports. Mr. Rozelle holds a Bachelors of Business Administration degree from the University of Houston and a Masters of Business Administration degree from the Jesse H. Jones School of Management at Rice University. Mr. Rozelle is also the sole director and sole executive officer of VPGI, Inc., a public corporation.

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

   Mr. Rozelle is an officer and both Mr. Richardson and Mr.
Rozelle are currently serving on the boards of directors for the following entities, each incorporated under the laws of the Cayman Islands:

   *   Global Growth Corporation
   *   Dragon Acquisition Corporation;
   *   Ruby Growth Corporation
   *   China Growth Corporation
   *   Lunar Growth Corporation
   *   Action Acquisition Corporation
   *   Pan Asian Corporation
   *   Juniper Growth Corporation
   *   Seven Seas Acquisition Corporation
   *   Summit Growth Corporation
   *   Bering Growth Corporation
   *   Compass Acquisition Corporation

   Mr. Rozelle was an officer and both Mr. Richardson and Mr.
Rozelle served on the boards of directors for the following entities that were formerly blank check companies, both of which are incorporated under the laws of the Cayman Islands:

   *   Six Diamond Resorts International
   *   Aegean Earth and Marine Corporation;

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

     Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2007.

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

     The following table sets forth, as of March 31, 2008 the number of Ordinary Shares owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of our outstanding Ordinary Shares.

Name and Address               Amount and Nature of   Percentage of Class
                               Beneficial Ownership
-------------------------------------------------------------------------
David Richardson*                     50,500 (1)              7.6%

Joseph Rozelle*                            0 (2)             78.0%

Nautilus Global Partners, LLC
700 Gemini, Suite 100
Houston, TX 77058                  1,000,000 (3)             78.0%

Mid-Ocean Consulting Limited
Bayside House
Bayside Executive Park
West Bay Street & Blake Road
Nassau, Bahamas                       50,000                  3.9%

All Officers and Directors as
a group (2 individuals)               50,500                  3.9%

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

(3) Christopher Efird owns 40% of the ownership interests of Nautilus and Benchmark Equity Group owns 20% of the ownership interests of Nautilus. Mr. Frank DeLape is the 100% owner of Benchmark. In addition, Mr. DeLape controls entities that collectively own 20% of the ownership interests of Nautilus. Mr. Stephen Taylor owns 20% of the ownership interests of Nautilus. Based upon their ownership interests in Nautilus, each of Efird, Benchmark, DeLape and Taylor may be deemed to be the indirect Benchmark, DeLape and Taylor disclaims beneficial ownership of such ordinary shares held by Nautilus, except to the extent of their respective pecuniary interests therein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
          DIRECTOR INDEPENDENCE

      On April 10, 2006, we issued an aggregate of 1,050,000 of our ordinary shares to the individuals and entities set forth below for $1,050 in cash, at a purchase price of $0.001 per share, as follows:


Name                           Number of Shares   Relationship to Us
--------------------------------------------------------------------------
Nautilus Global Partners, LLC     1,000,000       Joseph Rozelle,  our
700 Gemini, Suite 100                             President and Chief
Houston,  TX 77058                                Financial Officer is the
                                                  President of Nautilus
                                                  Global Partners, LLC.

Mid-Ocean Consulting Limited         50,000       David Richardson, one
Bayside House                                     of our directors is the
Bayside Executive Park                            owner, president and CEO
West Bay Street & Blake Road                      of Mid-Ocean Consulting.
Nassau, Bahamas

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


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     Audit fees include fees paid by the Company to its auditors in connection with the annual audit of the Company's financial statements and the auditor's review of the Company's interim financial statements. The aggregate fees billed to the Company by PMB Helin Donovan LLP for audit services for the fiscal years ended
December 31, 2007 and 2006 were $4,240 and $5,800, respectively.

Audit Related Fees

      Audit related fees include fees paid by the Company to its auditors for services related to accounting consultations and internal control review. There were no audit-related fees paid by the Company for either of the fiscal years ended December 31, 2007 or 2006.

Tax Fees

     Tax fees include fees paid by the Company to its auditors for corporate tax compliance and tax advisory services. There were no tax-related fees billed to the Company for either of the fiscal years ended December 31, 2007 or 2006.

All Other Fees

     All other fees include fees paid by the Company to its auditors for all other services rendered by the auditor to the Company. There were no Fees for other services paid by the Company for years ended December 31, 2007 or 2006.

Pre-Approval of Services

     We do not have an audit committee. As a result, our board of directors performs the duties of an audit committee. Our board of directors evaluates and approves in advance the scope and cost of the engagement of an auditor before the auditor renders the audit and non-audit services. We do not rely on pre-approval policies and procedures.

                              PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)    Financial Statements:

     The list of financial statements filed as part of this annual report is provided on page F-1.

(a)(2)    Financial Statement Schedules

     None

(a)(3)  Exhibits:

Exhibit
Number    Description
-------   -----------

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

 Date: April 18, 2008            EMERALD ACQUISITION CORPORATION


                                 By:   /s/ Joseph Rozelle
                                    -----------------------------------
                                    Name:  Joseph Rozelle
                                    Title: President, Chief Financial
                                           Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 Date: April 18, 2008            By:   /s/ Joseph Rozelle
                                    -----------------------------------
                                    Name:  Joseph Rozelle
                                    Title: President, Chief Financial
                                           Officer and Director
                                           (Principal Executive
                                           Officer, Principal Financial
                                           Officer and Principal
                                           Accounting Officer)


 Date: April 18, 2008            By:   /s/ David Richardson
                                    -----------------------------------
                                    Name:  David Richardson
                                    Title: Director

                   Emerald Acquisition Corporation
                    (A Development Stage Company)


                    Index to Financial Statements

                                                                PAGE
                                                               ------

Report of Independent Registered Public Accounting Firm.......  F-2

Balance Sheets as of December 31, 2007 and 2006...............  F-3

Statements of Operations for the year ended December 31,
   2007, the period March 10, 2006 (date of inception)
   through December 31, 2006 and the cumulative
   period from March 10, 2006 (date of inception) through
   December 31, 2007..........................................  F-4

Statement of Shareholders' Equity (Deficit) for the year
   ended December 31, 2007, the period March 10, 2006
   (date of inception) through December 31, 2006 and the
   cumulative period from March 10, 2006 (date of
   inception) through December 31, 2007.......................  F-5

Statements of Cash Flows for the year ended December 31,
   2007, the period March 10, 2006 (date of inception)
   through December 31, 2006 and the cumulative
   period from March 10, 2006 (date of inception)
   through December 31, 2007..................................  F-6

Notes to Financial Statements.................................  F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Emerald Acquisition Corporation:

We have audited the accompanying balance sheets of Emerald Acquisition Corporation (the Company) (a development stage company) as of December 31, 2007 and 2006, and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2007, the period from inception (March 10, 2006) through December 31, 2006, and the cumulative period from inception (March 10, 2006) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerald Acquisition Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the year ended December 31, 2007, the period from inception (March 10, 2006) through December 31, 2006, and the cumulative period from inception (March 10, 2006) through December 31, 2007, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (March 10, 2006) through December
31, 2007 is $34,845.

PMB Helin Donovan, LLP

/S/PMB Helin Donovan, LLP
-------------------------

April 16, 2008
Houston, Texas

                   Emerald Acquisition Corporation
                    (A Development Stage Company)
                           Balance Sheets

                                            December 31,   December 31,
                                               2007           2006
                                            ------------   ------------
            ASSETS

CURRENT ASSETS
   Cash                                     $     23,449   $     35,972
                                            ------------   ------------

            Total assets                    $     23,449   $     35,972
                                            ============   ============


   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Payable to affiliate                    $      6,497   $      6,754
    Accounts payable                               4,447          7,730
                                            ------------   ------------

            Total current liabilities             10,944         14,484
                                            ------------   ------------

Commitments and Contingencies (Note 7)                --             --
                                            ------------   ------------

SHAREHOLDERS' EQUITY

Preference shares, $0.001 par value,
  1,000,000 shares authorized,
  none issued and outstanding                         --             --
Ordinary shares, $0.001 par value;
  50,000,000 shares authorized;
  1,281,500 issued and outstanding as
  of December 31, 2007 and 2006                    1,282          1,282
Additional paid in capital                        46,068         46,068
Deficit accumulated during development
  stage                                          (34,845)       (25,862)
                                            ------------   ------------
            Total shareholders' equity            12,505         21,488
                                            ------------   ------------
            Total liabilities and
              shareholders' equity          $     23,449   $     35,972
                                            ============   ============



The accompanying notes are an integral part of these financial statements.

                   Emerald Acquisition Corporation
                    (A Development Stage Company)
                       Statements of Operations

                                                    Period of inception    Cumulative During
                                                      (March 10, 2006)     Development Stage
                                  Year Ended         through December      (March 10, 2006 to
                               December 31, 2007        31, 2006           December 31, 2007)
                               -----------------    -------------------    ------------------

Revenues                       $              --    $                --    $               --
                               -----------------    -------------------    ------------------

Expenses
  Formation, general and
    administrative expenses                9,105                 26,374                35,479
                               -----------------    -------------------    ------------------
    Total operating expenses               9,105                 26,374                35,479
                               -----------------    -------------------    ------------------

    Operating loss                        (9,105)               (26,374)              (35,479)

  Other income
    Interest income                          122                    512                   634
                               -----------------    -------------------    ------------------
    Total other income                       122                    512                   634
                               -----------------    -------------------    ------------------

    Net loss                   $          (8,983)   $           (25,862)   $          (34,845)
                               =================    ===================    ==================

Basic and diluted loss
  per share                    $           (0.01)   $             (0.02)
                               =================    ===================

Weighted average ordinary
  shares outstanding
  - basic and diluted                  1,281,500              1,227,370
                               =================    ===================


The accompanying notes are an integral part of these financial statements.

                    Emerald Acquisition Corporation
                     (A Development Stage Company)
                   Statement of Shareholders' Equity
For the period from March 10, 2006 (Date of Inception) to December 31, 2007

                                                                                              Deficit
                                                                                            Accumulated
                                                                               Additional   during the
                                  Preferred Stock          Common Stock         Paid In     Development
                                 Shares     Amount      Shares      Amount      Capital        Stage        Totals
                                --------  ----------  ----------  ----------  ------------  -----------  ------------
Founder shares issued
 on April 10, 2006                     -  $        -   1,050,000  $    1,050  $          -  $         -  $      1,050
Shares issued during 2006
 at $0.20 per share                    -           -     231,500         232        46,068            -        46,300
Net loss                               -           -           -           -             -      (25,862)      (25,862)
                                  ------  ----------  ----------  ----------  ------------  -----------  ------------
Balance as of December 31, 2006        -           -   1,281,500       1,282        46,068      (25,862)       21,488
                                  ------  ----------  ----------  ----------  ------------  -----------  ------------
Net loss                               -           -           -           -             -       (8.983)       (8,983)
                                  ------  ----------  ----------  ----------  ------------  -----------  ------------
Balance as of December 31, 2007        -  $        -   1,281,500  $    1,282  $     46,068  $   (34,845) $     12,505
                                  ======  ==========  ==========  ==========  ============  ===========  ============

The accompanying notes are an integral part of these financial statements.

                 Emerald Acquisition Corporation
                 (A Development Stage Company)
                   Statements of Cash Flows

                                                                                             Cumulative During
                                                                      From Inception (March  Development Stage
                                                    Year Ended         10, 2006) through     (March 10, 2006 to
                                                 December 31, 2007     December 31, 2006     December 31, 2007)
                                                 -----------------     -----------------     -----------------
Cash flows from operating activities
Net loss                                         $          (8,983)    $         (25,862)    $         (34,845)
Adjustments to reconcile net loss to
    cash used in operating activities:
     Shares issued to Founder for payment
     of formation costs                                         --                 1,050                 1,050
     Changes in operating assets and liabilities
      Payable to affiliate                                    (257)                6,754                 6,497
      Accounts payable                                      (3,283)                7,730                 4,447
                                                 -----------------     -----------------     -----------------

Net cash used in operating activities                      (12,523)              (10,328)              (22,851)
                                                 -----------------     -----------------     -----------------
Cash flows from investing activities
Net cash provided by investing activities                       --                    --                    --
                                                 -----------------     -----------------     -----------------
Cash flows from financing activities
Proceeds from issuance of ordinary shares                       --                46,300                46,300
                                                 -----------------     -----------------     -----------------
Net cash provided by financing activities                       --                46,300                46,300
                                                 -----------------     -----------------     -----------------

Net increase (decrease) in cash                            (12,523)               35,972                23,449
                                                 -----------------     -----------------     -----------------

Cash at beginning of the period                             35,972                    --                    --
                                                 -----------------     -----------------     -----------------
Cash at end of the period                        $          23,449     $          35,972     $          23,449
                                                 =================     =================     =================
Supplemental disclosures of cash flow
information:
  Interest paid                                  $               -     $               -     $               -
                                                 =================     =================     =================
  Income taxed paid                              $               -     $               -     $               -
                                                 =================     =================     =================

The accompanying notes are an integral part of these financial statements.

               Emerald Acquisition Corporation
               (A Development Stage Company)

               NOTES TO FINANCIAL STATEMENTS
                     December 31, 2007

NOTE 1 - Organization, Business and Operations

On March 10, 2006, Emerald Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.

At December 31, 2007, the Company had not yet commenced operations. Expenses incurred from inception through December 31, 2007 relates to the Company's formation and general and administrative activities to prepare for a potential acquisition.
The Company selected December 31 as its fiscal year-end.

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

At December 31, 2007, there were no potentially dilutive ordinary shares outstanding.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations - Revised 2007. SFAS 141 R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through December 31, 2007, and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $6,497 to a Founder of the Company. The payable is non-interest bearing and payable on demand. The Company also has accounts payable related to the formation of the Company and general and administrative expenses for $4,447.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2007, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation. The Company vigorously defends its legal position when these matters arise. The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.