Form 10-Q
period 2008-03-31
Emerald Acquisition CORP
filed 2008-05-16
CIK 1368196

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ______________ TO ______________


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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

         Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES [X] NO [ ]

         At May 15, 2008, there were 1,281,500 shares of Registrant's ordinary shares outstanding.

                                  GENERAL INDEX
                                                                            Page
                                                                          Number
                                                                          ------

                                     PART I.
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.........................................................10

ITEM 4.  CONTROLS AND PROCEDURES.............................................10


                                    PART II.
                                OTHER INFORMATION

ITEM 1A. RISK FACTORS........................................................11

ITEM 6.  EXHIBITS............................................................11

SIGNATURES...................................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         EMERALD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                           March 31,       December 31,
                                                                             2008             2007
                                                                           --------         --------
                                                                          (Unaudited)       (Audited)
            ASSETS

CURRENT ASSETS
   Cash                                                                    $ 22,447         $ 23,449
                                                                           --------         --------

            Total assets                                                   $ 22,447         $ 23,449
                                                                           ========         ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Payable to Affiliate                                                    $  9,866         $  6,497
   Accounts payable                                                              88            4,447
                                                                           --------         --------

            Total current liabilities                                         9,954           10,944
                                                                           --------         --------

Commitments and Contingencies (Note 7)                                           --               --
                                                                           --------         --------

SHAREHOLDERS' EQUITY

   Preference shares, $0.001 par value, 1,000,000 shares
        authorized, none issued and outstanding                                  --               --
   Ordinary shares, $.0001 par value; 50,000,000 shares authorized;
               1,281,500 shares issued and outstanding
               at March 31, 2008 and December 31, 2007 respectively           1,282            1,282
   Additional paid in capital                                                46,068           46,068
   Deficit accumulated during development stage                             (34,857)         (34,845)
                                                                           --------         --------
            Total shareholders' equity                                       12,493           12,505
                                                                           --------         --------
            Total liabilities and shareholders' equity                     $ 22,447         $ 23,449
                                                                           ========         ========

            See accompanying notes to condensed financial statements.

                         EMERALD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                               Cumulative During
                                                                                               Development Stage
                                              Three Months Ended      Three Months Ended      (March 10, 2006 to
                                                March 31, 2008          March 31, 2007          March 31, 2008)
                                              ------------------      ------------------      ------------------
Revenues                                           $     --                $     --                $     --
                                                   --------                --------                --------
Expenses
   Formation, General and
     Administrative Expenses                             20                   3,050                  35,499
                                                   --------                --------                --------
            Total operating expenses                     20                   3,050                  35,499
                                                   --------                --------                --------

            Operating loss                              (20)                 (3,050)                (35,499)
                                                   --------                --------                --------

   Other Income
       Interest Income                                    8                      --                     642
                                                   --------                --------                --------
    Total Other Income                                    8                      --                     642
                                                   --------                --------                --------

             Net loss                              $    (12)               $ (3,050)               $(34,857)
                                                   ========                ========                ========

Basic and diluted loss per share                   $  (0.00)               $  (0.00)
                                                   ========                ========
Weighted average
  ordinary shares outstanding -
  basic and diluted                               1,281,500               1,281,500
                                                  =========               =========

            See accompanying notes to condensed financial statements.

                         EMERALD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                Cumulative During
                                                                                                                Development Stage
                                                               Three Months Ended      Three Months Ended      (March 10, 2006 to
                                                                 March 31, 2008          March 31, 2007          March 31, 2008)
                                                               ------------------      ------------------      ------------------
Cash flows from operating activities
  Net loss                                                        $    (12)               $ (3,050)               $(34,857)
  Adjustments to reconcile net loss to cash used in
    operating activities:
    Shares issued to Founder for payment of
    formation costs                                                     --                      --                   1,050
    Changes in operating assets and liabilities
      Payable to Affiliate                                           3,369                  (1,785)                  9,866
      Accounts Payable                                              (4,359)                 (4,680)                     88
                                                                  --------                --------                --------
Net cash used in operating activities                               (1,002)                 (9,515)                (23,853)
                                                                  --------                --------                --------

Cash flows from investing activities
Net cash provided by investing activities                               --                      --                      --
                                                                  --------                --------                --------

Cash flows from financing activities
Proceeds from issuance of ordinary shares                               --                      --                  46,300
                                                                  --------                --------                --------
Net cash provided by financing activities                               --                      --                  46,300
                                                                  --------                --------                --------

Net increase (decrease) in cash                                     (1,002)                 (9,515)                 22,447
                                                                  --------                --------                --------

Cash at beginning of the period                                     23,449                  35,972                      --
                                                                  --------                --------                --------
Cash at end of the period                                         $ 22,447                $ 26,457                $ 22,447
                                                                  ========                ========                ========

Supplemental disclosures of cash flow information:
  Interest paid                                                   $     --                $     --                $     --
                                                                  ========                ========                ========
  Income taxes paid                                               $     --                $     --                $     --
                                                                  ========                ========                ========

            See accompanying notes to condensed financial statements.

                         EMERALD ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION, BUSINESS AND OPERATIONS

On March 10, 2006, Emerald Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.

At March 31, 2008, the Company had not yet commenced operations. Expenses incurred from inception through March 31, 2008 relates to the Company's formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

At March 31, 2008, there were no potentially dilutive ordinary shares outstanding.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments consist of accounts payable and payables to an affiliate. We believe the fair value of our payable reflects its carrying amount.

The Company adopted SFAS No. 157 effective January 1, 2008. SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company's financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1--quoted prices in active markets for identical assets and liabilities.

Level 2--observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3--unobservable inputs.

The adoption of FAS 157 did not have an effect on the Company's financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of March 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS
157. At March 31, 2008 all financial assets consisted of cash and cash equivalents.

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

Effective January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115." SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations. SFAS No. 159 also establishes additional disclosure requirements. The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption. The adoption of SFAS No. 159 did not have a material impact on the Company's results of operations or financial position.

NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES

The Company has no revenues for the period from inception (March 10, 2006) through March 31, 2008, and does not intend to realize revenues until the consummation of a merger with an operating entity. The Company's principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares. To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - PAYABLE TO AFFILIATE AND ACCOUNTS PAYABLE

The Company has a payable to affiliate of $9,866 to a Founder of the Company as of March 31, 2008. The payable is non-interest bearing and payable on demand. The Company also has accounts payable related to and general and administrative expenses for $88 as of March 31, 2008.

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

NOTE 6 - PREFERENCE SHARES

The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2008, there were no preference shares issued or outstanding.

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

GENERAL

         Emerald Acquisition Corporation ("we", "us" or the "Company") is a development stage company formed solely for the purpose of identifying and entering into a business combination with a privately held business or company, domiciled and operating in an emerging market, that is seeking the advantages of being a publicly held corporation whose stock is eventually traded on a major United States stock exchange. We intend to focus on targets located primarily in Asia, South America and Eastern Europe, as we believe that businesses with operating history and growth potential in these locations would benefit significantly from access to the United States capital markets and may offer the potential of capital appreciation stemming from the economic growth in such emerging markets.

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

COMPARISON OF THE THREE MONTHS ENDING MARCH 31, 2008 AND 2007

         Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2008 or March 31, 2007. Total expenses for the three months ended March 31, 2008 were $20, compared with $3,050 for the three months ended March 31, 2007. The decrease is primarily related to the timing of audit work being moved into the second quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2008, we had current liabilities of $9,866 to a related party and $88 to unrelated parties. The Company is actively pursuing merger opportunities as described in the "General" Section of Management's Discussion and Analysis, and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          None.

ITEM 1A.  RISK FACTORS.

          There have been no material changes to the risk factors previously disclosed under Item 1A of the Company's Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

ITEM 5.   OTHER INFORMATION.

          None.

ITEM 6.   EXHIBITS.

-------------    -----------------------------------------------------------------------------------------------------
EXHIBIT
NUMBER           DESCRIPTION
-------------    -----------------------------------------------------------------------------------------------------
31               Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule
                 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002.
-------------    -----------------------------------------------------------------------------------------------------
32               Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------    -----------------------------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Emerald Acquisition Corporation
                                       (Registrant)

                                       By: /s/ JOSEPH R. ROZELLE
                                          ----------------------------------
                                          JOSEPH R. ROZELLE
                                          Chief Executive Officer

Date:    May 15, 2008