Form 10-K
period 2008-12-31
Emerald Acquisition CORP
filed 2009-04-20
CIK 1368196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes |_|      No |X|

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes |_|      No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     [X]      NO [ ]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained, to the best of Registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

As of December 31, 2008, no market price existed for voting and non-voting common equity held by non-affiliates of the registrant.

At April 15, 2009, there were 1,281,500 shares of Registrant’s ordinary shares outstanding
..

GENERAL INDEX

ITEM 1.

BUSINESS

General

Emerald Acquisition Corporation (“we”, “us”, “our”, the “Company” or “Emerald”) was organized under the laws of the Cayman Islands on March 10, 2006. Since inception, we have been engaged in organizational efforts.  We are a blank check development stage company formed for the purpose of acquiring, through a stock exchange, asset acquisition or similar business combination an operating business.  We have not conducted negotiations or entered into a letter of intent concerning any target business.

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

•

Potential for growth, indicated by new technology, anticipated market expansion or new products;

•

Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•

Strength and diversity of management, either in place or scheduled for recruitment;

•

Capital requirements and anticipated availability of required funds;

•

The extent to which the business opportunity can be advanced;

•

The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•

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

Forms of Acquisition

The structure of a potential business combination, either through an acquisition or a merger, will depend upon a number of factors, including, the nature of the target entity’s ownership structure, its business structure and the relative negotiating strengths of the parties to the transaction.  It is our intention to structure a business combination so that the consideration we offer the owners of the target company consists primarily of ordinary shares.  Such a structure provides the benefit of conserving our capital, but has the potential drawback of resulting in our current shareholders no longer having control of a majority of our voting ordinary shares following such a transaction.

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

ENFORCEABILITY OF CIVIL LIABILITIES

We are incorporated in the Cayman Islands because our management believes that incorporation in the Cayman Islands offer a number of benefits, including, but not limited to, the following:

•

political and economic stability;

•

an effective judicial system;

•

a favorable tax system;

•

the absence of exchange control or currency restrictions; and

•

the availability of professional and support services.

However, certain disadvantages accompany incorporation in the Cayman Islands. These disadvantages include:

•

the Cayman Islands has a less developed body of securities laws as compared to the United States and provides significantly less protection to investors; and

•

Cayman Islands companies may not have standing to sue before the federal courts of the United States.

We have been advised that there is uncertainty as to whether the courts of the Cayman Islands would:

•

recognize or enforce judgments of United States courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States; or

•

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

ITEM 1A.

RISK FACTORS

This Annual  Report on Form 10-K  contains  "forward-looking  statements" within the meaning of Section 21E of the  Securities  Exchange  Act of 1934,  as amended.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations or beliefs concerning future events and results. We generally use the words "believes,"  "expects,"  "intends," "plans," "anticipates,"   "likely,"   "will"  and   similar   expressions   to  identify forward-looking  statements.  Such forward-looking statements,  including those concerning our expectations,  involve risks,  uncertainties  and other factors, some of which are  beyond  our  control,  which may  cause our  actual  results, performance or achievements,  or industry  results,  to be materially  different from any future  results,  performance or  achievements  expressed or implied by such forward-looking statements. The risks, uncertainties and factors that could cause our results to differ materially from our expectations and beliefs include,  but are not limited to, those  factors set forth below:

•

changes in laws or regulations affecting our operations;

•

changes in our business tactics or strategies;

•

acquisitions of new operations;

•

changing market forces or contingencies that necessitate, in  our judgment, changes in our plans, strategy or tactics; and

•

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

Following a business combination, we may seek the listing of our ordinary shares on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our ordinary shares on either of those or any other stock exchange. After completing a business combination, until our ordinary shares are listed on the NASDAQ or another stock exchange, we expect that our ordinary shares would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our shareholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our ordinary shares. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our ordinary shares, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

We intend to effect a business combination with a company located outside of the United States. If we do so, we could be subject to special considerations and/or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•

rules and regulations or currency conversion or corporate withholding taxes on individuals;

•

tariffs and trade barriers;

•

regulations related to customs and import/export matters;

•

longer payment cycles;

•

tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•

currency fluctuations;

•

challenges in collecting accounts receivable;

•

cultural and language differences; and

•

employment regulations.

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

Based on the nature of our business, we do not expect to be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for our current taxable year. However, whether or not we are a PFIC for any taxable year will be based in part on the character of our income and assets and the value of our assets from time to time, which will be based in part on the trading price of our ordinary shares, once they commence trading, which may be volatile. Accordingly, it is possible that we may be a PFIC for any taxable year. If we were treated as a PFIC for any taxable year during which a U.S. investor held an ordinary share, certain adverse U.S. federal income tax consequences could apply to the U.S. investor. See “Taxation—United States Federal Income Taxation—Passive Foreign Investment Company Rules.”

If we effect a business combination with a United States corporation we could face adverse tax effects under the United States tax laws.

Although we currently intend to focus on Asia, South America and Eastern Europe for potential business combination targets, if we were to effect a business combination with a U.S. corporation, such a combination could subject us to potentially adverse tax effects as a result of changes made to the U.S. Internal Revenue Code of 1986, as amended, by the American Jobs Creation Act of 2004 relating to the treatment of domestic business entities which expatriate from the United States to a foreign jurisdiction. These new provisions generally apply to the direct or indirect acquisition of substantially all of the properties of a domestic enterprise by a foreign corporation if there is at least 60% or 80% of continuing share ownership in the successor foreign entity by the former stockholders of the U.S. corporation and substantial business activities are not conducted in the jurisdiction in which such successor is created or organized.  In the event we effected a business combination with a U.S. corporation, and were subsequently subject to these new rules, it could cause us to lose certain tax benefits, which could make the transaction more expensive to us, which could have an adverse effect on our operations.  See “Taxation – Certain Material United States Federal Income Tax Considerations – Tax Effects if We Acquire a U.S. Corporation”

If we are deemed to be a controlled foreign corporation, or CFC, we may be subject to certain U.S. income tax risks associated with the CFC rules under the U.S. Internal Revenue Code of 1986, as amended.

We will be considered a CFC for any year in which our United States shareholders that each own (directly, indirectly or by attribution) at least 10% of our voting shares (each a “10% U.S. Holder”) together own more than 50% of the total combined voting power of all classes of our voting shares or more than 50% of the total value of our shares.  If we were classified as a CFC, such classification would have many complex results, one of which is that if you are a 10% U.S. Holder on the last day of our taxable year, you will be required to recognize as ordinary income your pro rata share of certain of our income (including both ordinary earnings and capital gains) for the taxable year, whether or not you receive any distributions on your ordinary shares during that taxable year.

If we are deemed to be a CFC in the future, these rules would then apply to holders of our ordinary shares. Accordingly, U.S. persons should consider the possible application of the CFC rules before making an investment in our ordinary shares. See “Certain Tax Considerations—Certain Material United States Federal Income Tax Considerations-Controlled Foreign Corporation Status and Related Consequences.”

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2

PROPERTIES

We do not own or rent any property.  We utilize the office space and equipment of our officer and directors at no cost.

ITEM 3.

LEGAL PROCEEDINGS

We are not party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)

Market information

Our ordinary shares have not been listed for trading on the OTC Bulletin Board or on any stock exchange and we do not anticipate applying for listing on any exchange until after such time that we have completed a business acquisition.

(b)

Holders

As of December 31, 2008, there were 465 record holders of 1,281,500 Ordinary Shares.

(c)

Dividends

We have not paid any cash dividends to date and we do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds for development of our business.

(d)

Securities authorized for issuance under equity compensation plans

As of December 31, 2008, we had no employees under equity compensation plans and we do not intend to have an equity compensation plan prior to the completion of a business combination.

ITEM 6.

SELECTED FINANCIAL DATA

The selected financial data presented below has been derived from our audited financial statements appearing elsewhere herein.

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Revenues	$-	$-
Expenses	8,787	9,105
Net Loss	(8,779)	(8,983)
Basic and diluted loss per share	$(0.01)	$(0.01)

Total Assets	$22,421	$23,449

ITEM 7.

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

Plan of Operation

As of December 31, 2008 and as of the date of this report, we had not engaged in any business activities that generate revenue.  Our activities to date have been primarily focused upon our formation and raising capital.  We have conducted private offerings of our ordinary shares, the proceeds of which we intend to use for payment of costs associated with formation, accounting and auditing fees, legal fees, and costs associated with identifying acquisition targets and completing necessary due diligence.  In addition, we expect to incur costs related to filing periodic reports with the Securities and Exchange Commission.

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

Results of Operations

Year ended December 31, 2008 compared to December 31, 2007

Operating Expenses

Because we currently do not have any business operations, we have not had any revenues since inception. Total operating expenses for the year ended December 31, 2008 declined slightly to $8,787 from $9,105 from December 31, 2007.  This decrease is primarily related to decreased corporate services expenses in 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had $22,421 in cash available and had current liabilities of $17,410 to a related party and $1,285 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

ITEM 7A.

QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

None.

ITEM 8.

FINANCIAL STATEMENTS

The financial statements of the Company, including the notes thereto and report of the independent auditors thereon, are included in this report as set forth in the “Index to Financial Statements.” See F-1 for Index to Financial Statements.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of December 31, 2008, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and additional information concerning them are as follows:

Name	Age	Position
David Richardson	51	Director

Joseph Rozelle	35	President, Chief Financial Officer, Director

David Richardson. David Richardson has been one of our directors since April 2006.  Mr. Richardson is an Executive Director of Lighthouse Capital Insurance Company (Fortis’ insurance affiliate in the Cayman Islands), and the President and CEO of Mid-Ocean Consulting Group Ltd., which guides both institutions and individuals on sophisticated international structuring and tax related strategies.  From 2003 through 2005, Mr. Richardson served as the President of Oceanic Bank and Trust Limited’s Insurance Specialty Unit.  Prior thereto, in 1996, he became the Head of Private Banking for MeesPierson, a Dutch merchant/private bank in the Cayman Islands.  Following that, he became the Managing Director for MeesPierson (Bahamas) Ltd. and Chairman of Lighthouse Capital Insurance Company.  David Richardson began his professional career in the investment business over 20 years ago, working for one of Canada’s preeminent investment houses; Walwyn, Stodgell, Cochrane and Murray (now Merrill Lynch Canada).  In 1987, he joined the Bank of Bermuda in Bermuda as Portfolio Manager, where he personally oversaw the management of in excess of $350 million for the Bank’s top tier clientele. From there he moved to the Bank of Bermuda’s wholly owned trust subsidiary, Bermuda Trust Company serving as Assistant Manager and Director of Americas’ marketing activities.  Mr. Richardson is a graduate of the University of Toronto (Hon.BSc) with a post graduate degree from Northwestern University (NTS Graduate), as well as possessing a number of professional affiliations including a Member of STEP, the ITPA and the Bahamas International Insurance Association.

Joseph Rozelle.   Joseph Rozelle has been one of our directors since April 2006.  In addition, Mr. Rozelle has served as our President and Chief Financial Officer since September 2006.  Mr. Rozelle is currently the President of Nautilus Global Partners, a Limited Liability Company dedicated to facilitation of “going public” transactions for foreign and domestic operating companies on the public United States Exchanges.  Prior to joining Nautilus in 2006, Mr. Rozelle was a consultant with Accretive Solutions, providing Sarbanes-Oxley Compliance consulting and other accounting related consulting services.  Prior thereto, Mr. Rozelle worked with Momentum Equity Group, LLC and Momentum Bio Ventures as a Principal Analyst in the spring of 2002 and winter of 2003, respectively. At Momentum, Mr. Rozelle was responsible for financial modeling, due diligence, and preparation of investment summaries for client companies. Prior to joining Momentum, Mr. Rozelle was an associate with Barclays Capital in the Capital Markets Group, specializing in asset securitization. Prior thereto, he was the Assistant Vice President of Planning and Financial Analysis for a regional commercial bank and was responsible for all of the corporate financial modeling, risk analysis, mergers and acquisition evaluation, and corporate budgeting. Before his tenure in commercial banking, Mr. Rozelle served as a senior auditor with Arthur Andersen, where he was involved in a variety of filings with the SEC involving corporate mergers, spin-offs, public debt offerings, and annual reports.  Mr. Rozelle holds a Bachelors of Business Administration degree from the University of Houston and a Masters of Business Administration degree from the Jesse H. Jones School of Management at Rice University. Mr. Rozelle is also the sole director and sole executive officer of VPGI, Inc., a public corporation.

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

Significant Employees

None

Family Relationships

None

Involvement in Certain Legal Proceedings

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

Mr. Rozelle is an officer and both Mr. Richardson and Mr. Rozelle are currently serving on the boards of directors for the following entities, each incorporated under the laws of the Cayman Islands:

•

Global Growth Corporation

•

Dragon Acquisition Corporation;

•

IPKV Holdings, Inc.

•

China Growth Corporation

•

Lunar Growth Corporation

•

Action Acquisition Corporation

•

Pan Asian Corporation

•

Juniper Growth Corporation

•

Seven Seas Acquisition Corporation

•

Summit Growth Corporation

•

Bering Growth Corporation

•

Compass Acquisition Corporation

Mr. Rozelle was an officer and both Mr. Richardson and Mr. Rozelle served on the boards of directors for the following entities that were formerly blank check companies, both of which are incorporated under the laws of the Cayman Islands:

•

Six Diamond Resorts International

•

Aegean Earth and Marine Corporation

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners are currently compliant.

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

The following table sets forth, as of April 15, 2009 the number of Ordinary Shares owned of record and beneficially by our executive officers, directors and persons who hold 5% or more of our outstanding Ordinary Shares.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
David Richardson*	50,500 (1)	3.9%

Joseph Rozelle*	0 (2)	0.0%

Access America Fund, LP 11200 Westheimer, Suite 508 Houston, TX 77042	1,000,000	78.0%

Mid-Ocean Consulting Limited Bayside House Bayside Executive Park West Bay Street & Blake Road Nassau, Bahamas	50,000	3.9%

All Officers and Directors as a group (2 individuals)	50,500	3.9%

*

The address of Messrs. Richardson and Rozelle is c/o Nautilus Global Business Partners, 700 Gemini, Suite 100, Houston, Texas 77058.

(1)

Includes 50,000 shares held by Mid-Ocean Consulting Limited.  Mr. Richardson is the owner and the President and CEO of Mid-Ocean Consulting Limited and has voting and investment control over such shares.  Also includes, 500 shares held by Mr. Richardson’s wife.

(2)

Does not include 1,000,000 shares held by Access America Fund, LP.  Mr. Rozelle is the Chief Financial Officer of Access America Investments, LLC, the managing partner of Access America Fund LP, but does not have voting or investment control over such shares.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Audit fees include fees paid by the Company to its auditors in connection with the annual audit of the Company’s financial statements and the auditor’s review of the Company’s interim financial statements.  The aggregate fees billed to the Company by PMB Helin Donovan LLP for audit services for the fiscal years ended December 31, 2008 and 2007 were $5,910 and $4,240, respectively.

Audit Related Fees

Audit related fees include fees paid by the Company to its auditors for services related to accounting consultations and internal control review.  There were no audit-related fees paid by the Company for either of the fiscal years ended December 31, 2008 or 2007.

Tax Fees

Tax fees include fees paid by the Company to its auditors for corporate tax compliance and tax advisory services.  There were no tax-related fees billed to the Company for either of the fiscal years ended December 31, 2008 or 2007.

All Other Fees

All other fees include fees paid by the Company to its auditors for all other services rendered by the auditor to the Company.  There were no Fees for other services paid by the Company for years ended December 31, 2008 or 2007.

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

32.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (1)

Previously Filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2009	EMERALD ACQUISITION CORPORATION

By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 15, 2009	By: /s/ Joseph Rozelle
Name: Joseph Rozelle
Title: President, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: April 15, 2009	By: /s/ David Richardson
Name: David Richardson
Title: Director

Emerald Acquisition Corporation

(A Development Stage Company)

Index to Financial Statements

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 31, 2008 and 2007	F-3

Statements of Operations for the years ended December 31, 2008 and December 31, 2007, and the cumulative period from inception (March 10, 2006) through December 31, 2008	F-4

Statement of Shareholders’ Equity for the period from Inception (March 10, 2006) through December 31, 2008	F-5

Statements of Cash Flows for the years ended December 31, 2008 and December 31, 2007, and the cumulative period from inception (March 10, 2006) through December 31, 2008	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Emerald Acquisition Corporation (the Company) (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended and the cumulative period from inception (March 10, 2006) through December 31, 2008.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emerald Acquisition Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and the cumulative period from inception (March 10, 2006) through December 31, 2008, in conformity with generally accepted accounting principles in the United States of America.

The accumulated deficit during the development stage for the period from date of inception (March 10, 2006) through December 31, 2008 is $43,624.

PMB Helin Donovan, LLP

April 15, 2009

Houston, Texas

Emerald Acquisition Corporation

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$22,421	$23,449

Total assets	$22,421	$23,449

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Payable to affiliate	$17,410	$6,497
Accounts payable	1,285	4,447

Total current liabilities	18,695	10,944

Commitments and Contingencies (Note 9)	--	--

SHAREHOLDERS’ EQUITY
Preference shares, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,281,500 issued and outstanding as of December 31, 2008 and 2007	1,282	1,282
Additional paid in capital	46,068	46,068
Deficit accumulated during development stage	(43,624)	(34,845)
Total shareholders’ equity	3,726	12,505
Total Liabilities and Shareholder’s Equity	$22,421	$23,449

The accompanying notes are an integral part of these financial statements.

Emerald Acquisition Corporation

(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative During Development Stage (March 10, 2006 to December 31, 2008)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	8,787	9,105	44,266
Total operating expenses	8,787	9,105	44,266

Operating loss	(8,787)	(9,105)	(44,266)

Other income, net
Interest income, net of interest expense	8	122	642
Total other income	8	122	642

Net loss	$(8,779)	$(8,983)	$(43,624)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding – basic and diluted	1,281,500	1,281,500

The accompanying notes are an integral part of these financial statements.

Emerald Acquisition Corporation

(A Development Stage Company)

Statement of Shareholders’ Equity

For the period from inception (March 10, 2006) through December 31, 2008

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Totals

Founder shares issued on April 10, 2006	-	$-	1,050,000	$1,050	$-	$-	$1,050

Shares issued during 2006 at $0.20 per share			231,500	232	46,068	-	46,300

Net Loss	-	-	-	-	-	(25,862)	(25,862)

Balance as of December 31, 2006	-	$-	1,281,500	$1,282	$46,068	$(25,862)	$21,488

Net Loss	-	-	-	-	-	(8,983)	(8,983)

Balance as of December 31, 2007	-	$-	1,281,500	$1,282	$46,068	$(34,845)	$12,505

Net Loss	-	-	-	-	-	(8,779)	(8,779)

Balance as of December 31, 2008	-	$-	1,281,500	$1,282	$46,068	$(43,624)	$3,726

The accompanying notes are an integral part of these financial statements.

Emerald Acquisition Corporation

(A Development Stage Company)

Statements of Cash Flows

	Year Ended December 31, 2008	Year Ended December 31, 2007	Cumulative During Development Stage (March 10, 2006 to December 31, 2008)
Cash flows from operating activities
Net loss	$(8,779)	$(8,983)	$(43,624)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Changes in operating assets and liabilities
Accounts payable	(3,162)	(257)	1,285
Payable to affiliate	10,913	(3,283)	17,410
Net cash used in operating activities	(1,028)	(12,523)	(23,879)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	--	46,300
Net cash provided by financing activities	--	--	46,300

Net increase (decrease) in cash	(1,028)	(12,523)	22,421

Cash at beginning of the period	23,449	35,972	--
Cash at end of the period	$22,421	$23,449	$22,421

Supplemental disclosures of cash flow information:
Interest paid	$-	$--	$--
Income taxes paid	$--	$--	$--

The accompanying notes are an integral part of these financial statements.

Emerald Acquisition Corporation

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

NOTE 1 - Organization, Business and Operations

On March 10, 2006, Emerald Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.

At December 31, 2008, the Company had not yet commenced operations. Expenses incurred from inception through December 31, 2008 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

At December 31, 2008, there were no potentially dilutive ordinary shares outstanding.

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

Fair Value of Financial Instruments (continued)

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At December 31, 2008 all financial assets consisted of cash and cash equivalents.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007” (SFAS 141(R)). SFAS 141(R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through December 31, 2008, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $17,410 and $6,497 to a Founder of the Company as of December 31, 2008 and 2007, respectively.  The payable is non-interest bearing and payable on demand.  The Company also has accounts payable related to and general and administrative expenses for $1,285 and $4,447 as of December 31, 2008 and 2007, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At December 31, 2008, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is not a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.