Form 10-Q
period 2009-03-31
Emerald Acquisition CORP
filed 2009-05-19
CIK 1368196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. .          YES   [X]     NO   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). .          YES   [X]     NO   [   ]

At May 18, 2009, there were 1,281,500 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Emerald Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$20,020	$22,421

Total assets	$20,020	$22,421

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Payable to affiliate	17,410	17,410
Accounts payable	3,351	1,285

Total current liabilities	20,761	18,695

Commitments and Contingencies (Note 8)	--	--

SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,281,500 issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,282	1,282
Additional paid in capital	46,068	46,068
Deficit accumulated during development stage	(48,091)	(43,624)
Total shareholders’ equity (deficit)	(741)	3,726
Total liabilities and shareholders’ equity (deficit)	$20,020	$22,421

See accompanying notes to condensed financial statements.

Emerald Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative During Development Stage (March 10, 2006 to March 31, 2009)

Revenues	$--	$--	--

Expenses
Formation, general and administrative expenses	4,467	20	48,733
Total operating expenses	4,467	20	48,733

Operating loss	(4,467)	(20)	(48,733)

Other income
Interest income	--	8	642
Total other income	--	8	642

Net loss	(4,467)	(12)	(48,091)
			--
Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	1,281,500	1,281,500

See accompanying notes to condensed financial statements.

Emerald Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Cumulative During Development Stage (March 10, 2006 to March 31, 2009)
Cash flows from operating activities
Net loss	$(4,467)	$(12)	$(48,091)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Changes in operating assets and liabilities
Payable to affiliate	--	3,369	17,410
Accounts payable	2,066	(4,359)	3,351
Net cash used in operating activities	(2,401)	(1,002)	(26,280)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	--	46,300
Net cash provided by financing activities	--	--	46,300

Net increase (decrease) in cash	(2,401)	(1,002)	20,020

Cash at beginning of the period	22,421	23,449	--
Cash at end of the period	$20,020	$22,447	$20,020

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Emerald Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, Emerald Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.

At March 31, 2009, the Company had not yet commenced operations. Expenses incurred from inception through March 31, 2009 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

The Company was organized to acquire a target company or business seeking the perceived advantages of being a publicly-held company and, to a lesser extent that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

NOTE 2 - Summary of Significant Accounting Policies

Interim financial information

The financial statements included herein, which have not been audited pursuant to the rules and regulations of the Securities and Exchange Commission, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods on a basis consistent with the annual audited statements. All such adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for a full year. Certain information, accounting policies and footnote disclosures normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with our audited financial statements included in our Form 10-K, for the year ended December 31, 2008, filed with the Securities and Exchange Commission on April 20, 2009.

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

NOTE 2 - Summary of Significant Accounting Policies (continued)

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

At March 31, 2009, there were no potentially dilutive ordinary shares outstanding.

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

Fair Value of Financial Instruments

Our financial instruments consist of accounts payable and payables to an affiliate. We believe the fair value of our payables reflects its carrying amount.

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

NOTE 2 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of March 31, 2009 and December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007” (SFAS 141(R)). SFAS 141(R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141(R) applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s results of operations or financial position.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the Company’s results of operations or financial position.

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

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through March 31, 2009, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $17,410 to a Founder of the Company as of March 31, 2009 and December 31, 2008.  The payable is non-interest bearing and payable on demand.  The Company also has accounts payable related to general and administrative expenses for $3,351 and $1,285 as of March 31, 2009 and December 31, 2008, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At March 31, 2009, there were no preference shares issued or outstanding.

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

Comparison of the three months ending March 31, 2009 and 2008

Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2009 or March 31, 2008. Total expenses for the three months ended March 31, 2009 were $4,467, compared with $20 for the three months ended March 31, 2008.  The reason for the increase in 2009 was partially due to one-time legal expenses incurred during 2009 and the timing of periodic expenses that were not incurred in the first quarter of 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had $20,020 in cash available and had current liabilities of $17,410 to a related party and $3,351 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

None.

ITEM 1A.

RISK FACTORS.

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s Report on Form 10-K for the fiscal year ended December 31, 2008.

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

May 18, 2009

13