Form 10-Q
period 2009-06-30
Emerald Acquisition CORP
filed 2009-08-18
CIK 1368196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At August 14, 2009, there were 1,281,500 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Emerald Acquisition Corporation

(A Development Stage Company)

Condensed Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$20,020	$22,421

Total assets	$20,020	$22,421

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Payable to affiliate	17,410	17,410
Accounts payable	9,152	1,285

Total current liabilities	26,562	18,695

Commitments and contingencies (Note 7)	--	--

SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,281,500 issued and outstanding as of June 30, 2009 and December 31, 2008.	1,282	1,282
Additional paid in capital	46,068	46,068
Deficit accumulated during development stage	(53,892)	(43,624)
Total shareholders’ equity (deficit)	(6,542)	3,726
Total liabilities and shareholders’ equity (deficit)	$20,020	$22,421

See accompanying notes to condensed financial statements.

Emerald Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative During Development Stage (March 10, 2006 to June 30, 2009)

Revenues	$--	$--	$--

Expenses
Formation, general and administrative expenses	10,268	5,565	54,534
Total operating expenses	10,268	5,565	54,534

Operating loss	(10,268)	(5,565)	(54,534)

Other income
Interest income	--	8	642
Total other income	--	8	642

Net loss	(10,268)	(5,557)	(53,892)

Basic and diluted loss per share	$(0.01)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	1,281,500	1,281,500

See accompanying notes to condensed financial statements.

Emerald Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008

Revenues	$--	$--

Expenses
Formation, general and administrative expenses	5,801	5,545
Total operating expenses	5,801	5,545

Operating loss	(5,801)	(5,545)

Other income
Interest income	--	--
Total other income	--	--

Net loss	$(5,801)	$(5,545)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	1,281,500	1,281,500

See accompanying notes to condensed financial statements.

Emerald Acquisition Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Cumulative During Development Stage (March 10, 2006 to June 30, 2009)
Cash flows from operating activities
Net loss	$(10,268)	$(5,557)	$(53,892)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	--	--	1,050
Changes in operating assets and liabilities
Payable to affiliate	--	3,369	17,410
Accounts payable	7,867	1,186	9,152
Net cash used in operating activities	(2,401)	(1,002)	(26,280)

Cash flows from investing activities
Net cash provided by investing activities	--	--	--

Cash flows from financing activities
Proceeds from issuance of ordinary shares	--	--	46,300
Net cash provided by financing activities	--	--	46,300

Net increase (decrease) in cash	(2,401)	(1,002)	20,020

Cash at beginning of the period	22,421	23,449	--
Cash at end of the period	$20,020	$22,447	$20,020

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to condensed financial statements.

Emerald Acquisition Corporation

(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, Emerald Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.

At June 30, 2009, the Company had not yet commenced operations. Expenses incurred from inception through June 30, 2009 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

At June 30, 2009, there were no potentially dilutive ordinary shares outstanding.

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

Fair Value of Financial Instruments

Our financial instruments consist of accounts payable and payables to an affiliate. We believe the fair value of our payables reflects their carrying amounts.

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

Level 3—unobservable inputs.

The adoption of SFAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of June 30, 2009 and December 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”), effective for financial periods ending after September 15, 2009. SFAS 168 states that the FASB Accounting Standards Codification will become the authoritative source of U. S. generally accepted accounting principles (“U.S. GAAP”) and will supersede all then existing non-SEC accounting and reporting standards. The Company plans to adopt SFAS 168 in the third quarter of 2009 and does not expect adoption to have a material effect on the Company’s results of operations or financial position.

NOTE 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), effective for financial periods ending after June 15, 2009. SFAS 165 established principles and requirements for subsequent events, including the period after the balance sheet date during which management of a reporting entity shall evaluate events for potential disclosure in the financial statements, the circumstances that warrant disclosure, and the specific disclosure requirements for transactions that occur after the balance sheet date. The Company has adopted SFAS 165 in the second quarter of 2009. The implementation of SFAS 165 did not have a material effect on the Company’s results of operations and financial position. We evaluated all events or transactions that occurred after June 30, 2009 up through August 14, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through June 30, 2009, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $17,410 to a Founder of the Company as of June 30, 2009 and December 31, 2008.  The payable is non-interest bearing and payable on demand.  The Company also has accounts payable related to general and administrative expenses for $9,152 and $1,285 as of June 30, 2009 and December 31, 2008, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At June 30, 2009, there were no preference shares issued or outstanding.

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

Comparison of the six months ending June 30, 2009 and 2008

Because we currently do not have any business operations, we have not had any revenues during the six months ended June 30, 2009 or June 30, 2008. Total expenses for the six months ended June 30, 2009 were $10,268, compared with $5,565 for the six months ended June 30, 2008.  The reason for the increase in 2009 was increases in audit and legal expenses.

Comparison of the three months ending June 30, 2009 and 2008

Because we currently do not have any business operations, we have not had any revenues during the three months ended June 30, 2009 or June 30, 2008. Total expenses for the three months ended June 30, 2009 were $5,801, compared with $5,545 for the three months ended June 30, 2008.  The reason for the increase in 2009 was partially due to one-time legal expenses incurred during 2009 and the timing of periodic expenses that were not incurred in the same period of 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had $20,020 in cash available and had current liabilities of $17,410 to a related party and $9,152 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

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

August 18, 2009

13