Form 10-Q
period 2009-09-30
Emerald Acquisition CORP
filed 2009-11-16
CIK 1368196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-52133

Emerald Acquisition Corporation
(Exact name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 48 South Qingshui Road
Laiyang City, Shandong 265200
People’s Republic of China
 (Address of principal executive offices) (Zip Code)

+86 (535) 729-6152
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
 Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 16, 2009, there were 27,491,171 shares of Registrant’s ordinary shares outstanding.

GENERAL INDEX

PART I  -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EMERALD ACQUISITION CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 30, 2009 and 2008

Emerald Acquisition Corporation
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	$20,020	$22,421

Total assets	$20,020	$22,421

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Payable to affiliate	$23,953	$17,410
Accounts payable	3,991	1,285

Total current liabilities	27,944	18,695

Commitments and contingencies (Note 7)		—

SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Ordinary shares, $0.001 par value; 50,000,000 shares authorized; 1,281,500 issued and outstanding as of September 30, 2009 and December 31, 2008	1,282	2,112
Additional paid in capital	46,068	45,238
Deficit accumulated during development stage	(55,274)	(43,624)
Total shareholders’ equity (deficit)	(7,924)	3,726
Total liabilities and shareholders’ equity (deficit)	$20,020	$22,421

See accompanying notes to condensed financial statements.

Emerald Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative During Development Stage (March 10, 2006 to September 30, 2009)
Revenues	$—	$—	$—

Expenses
Formation, general and administrative expenses	11,650	6,951	55,916
Total operating expenses	11,650	6,951	55,916

Operating loss	(11,650)	(6,951)	(55,916)

Other income
Interest income	—	8	642
Total other income	—	8	642

Net loss	$(11,650)	$(6,943)	$(55,274)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average ordinary shares outstanding – basic and diluted	1,281,500	1,281,500

See accompanying notes to condensed financial statements.

Emerald Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Revenues	$—	$—

Expenses
Formation, general and administrative expenses	1,382	1,386
Total operating expenses	1,382	1,386

Operating loss	(1,382)	(1,386)

Other income
Interest income	—	—
Total other income	—	—

Net loss	$(1,382)	$(1,386)

Basic and diluted loss per share	$(0.00)	$(0.00)
Weighted average ordinary shares outstanding – basic and diluted	1,281,500	1,281,500

See accompanying notes to condensed financial statements.

Emerald Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Cumulative During Development Stage (March 10, 2006 to September 30, 2009)
Cash flows from operating activities
Net loss	$(11,650)	$(6,943)	$(55,274)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued to Founder for payment of formation costs	—	—	1,050
Changes in operating assets and liabilities
Payable to affiliate	6,543	8,768	23,953
Accounts payable	2,706	(2,853)	3,991
Net cash used in operating activities	(2,401)	(1,028)	(26,280)

Cash flows from investing activities
Net cash provided by investing activities	—	—	—

Cash flows from financing activities
Proceeds from issuance of ordinary shares	—	—	46,300
Net cash provided by financing activities		—	46,300

Net increase (decrease) in cash	(2,401)	(1,028)	20,020

Cash at beginning of the period	22,421	23,449	—
Cash at end of the period	$20,020	$22,421	$20,020

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	-
Income taxes paid	$-	$-	-

See accompanying notes to condensed financial statements.

Emerald Acquisition Corporation
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

NOTE 1 - Organization, Business and Operations

On March 10, 2006, Emerald Acquisition Corporation (the "Company") was formed in the Cayman Islands with the objective to acquire, or merge with, a foreign operating business.

At September 30, 2009, the Company had not yet commenced operations. Expenses incurred from inception through September 30, 2009 relates to the Company’s formation and general and administrative activities to prepare for a potential acquisition. The Company selected December 31 as its fiscal year-end.

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

NOTE 2 - Summary of Significant Accounting Policies

Interim financial information

These financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“GAAP” or US GAAP”), whereby revenues are recognized in the period earned and expenses when incurred. The Company also follows GAAP principles in preparing its financial statements as that of a Development Stage Enterprise.

NOTE 2 - Summary of Significant Accounting Policies (continued)

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

At September 30, 2009, there were no potentially dilutive ordinary shares outstanding.

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

The Company accounts for income taxes in accordance with GAAP with the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In assessing the realization of deferred tax assets, management considers whether it is likely that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible.

NOTE 2 - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted ASC 820-Fair Value Measurements and Disclosure or ASC 820 for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

In addition, the Company did not elect the fair value options for any of its qualifying financial instruments.

Recently Issued Accounting Pronouncements

Accounting Standards Codification: In July 2009, the Financial Accounting Standards Board (“FASB”) issued standards that established the FASB Accounting Standards Codification (“ASC” or “Codification”) as the single source of authoritative US GAAP for nongovernmental entities. The ASC supersedes all non-SEC accounting and reporting standards that existed at the ASC’s effective date, including FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature. The FASB uses Accounting Standards Updates (“ASU”) to amend the ASC. The Codification was effective for interim and annual periods ending after September 15, 2009 (i.e., the quarterly period ended September 30, 2009 for the Company).

In December 2007, the FASB issued a standard that established new standards to govern the accounting for and reporting of non-controlling interests in partially owned consolidated subsidiaries and, the loss of control of subsidiaries. Non-controlling interest will be reported as part of equity in the consolidated financial statements. Losses will be allocated to the non-controlling interest, and, if control is maintained, changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings. This new standard was effective for periods beginning after December 15, 2008. The Company has adopted and evaluated this standard and determined that there was no impact as of September 30, 2009.

NOTE 2 - Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In March 2008, the FASB issued a standard that is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has evaluated the new standard and determined that there was no impact as of September 30, 2009.

In May 2009, the FASB issued a standard that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The Company has adopted this statement.

On June 16, 2008, the FASB issued a standard to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The new standard determines that unvested share-based payment awards that contain rights to dividend payments should be included in earning per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company has adopted and evaluated the new standard and determined that there was no impact as of September 30, 2009.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our unaudited consolidated financial statements.

NOTE 3 - Liquidity and Capital Resources

The Company has no revenues for the period from inception (March 10, 2006) through September 30, 2009, and does not intend to realize revenues until the consummation of a merger with an operating entity.  The Company’s principal business objective for the next 12 months and beyond will be to achieve long-term growth potential through a business combination rather than short-term earnings.  There can be no assurance that the Company will ever consummate the business combination; achieve or sustain profitability or positive cash flows from its operations, reduce expenses or sell ordinary shares.  To date, the Company has funded its formation activities primarily through issuances of its ordinary shares and a payable to affiliate.

NOTE 4 - Payable to Affiliate and Accounts Payable

The Company has a payable to affiliate of $23,953 and $17,410 to a Founder of the Company as of September 30, 2009 and December 31, 2008, respectively.  The payable is non-interest bearing and payable on demand.  The Company also has accounts payable related to general and administrative expenses for $3,991 and $1,285 as of September 30, 2009 and December 31, 2008, respectively.

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

NOTE 6 - Preference Shares

The Company is authorized to issue 1,000,000 shares of preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At September 30, 2009, there were no preference shares issued or outstanding.

NOTE 7 - Commitments and Contingencies

The Company may become subject to various claims and litigation.  The Company vigorously defends its legal position when these matters arise.  The Company is neither a party to, nor the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened against the Company.

NOTE 8 – Subsequent Events

The Reverse Merger

The Company acquired a producer of fruit juice concentrate in accordance with a Share Exchange Agreement dated October 22, 2009 (“Exchange Agreement”) by and among the Company, Merit Times International Limited, a British Virgin Islands corporation (“Merit Times”), and the shareholders of Merit Times (the “Merit Times Shareholders”). The closing of the transaction (the “Closing”) took place on October 22, 2009 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, the Company acquired all of the outstanding shares (the “Interests”) of Merit Times from the Merit Times Shareholders; and the Merit Time Shareholder transferred and contributed all of their Interests to us. In exchange, the Company issued to the Merit Times Shareholders, their designees or assigns, 21,333,332 shares (the “Exchange Shares”) or 97.77% of the ordinary shares of the Company issued and outstanding after the Closing (the “Combination”).

Pursuant to the terms of the Exchange Agreement, Access America Fund, LP (“Access America”), the principal shareholder of the Company, cancelled a total of 794,000 ordinary shares of the Company. Pursuant to the Exchange Agreement, Merit Times became a wholly-owned subsidiary of the Company. As a further condition of the Combination, the current officers and directors of the Company resigned and Mr. Zhide Jiang was appointed as the new officer and director of the Company.

Merit Times, with its subsidiaries, engages in the production of fruit juice concentrate in the People’s Republic of China (“PRC”). Merit Times is primarily focused on processing, producing and distributing Laiyang pear fruit juice concentrate. Merit Times owns 100% of the issued and outstanding capital stock of Shandong MeKeFuBang Food Limited (“MeKeFuBang”), a wholly foreign owned enterprise incorporated under the laws of the PRC.  On June 10, 2009, MeKeFuBang entered into a series of contractual agreements with Shandong Longkang Juice Co., Ltd. (“Longkang Juice”), a company incorporated under the laws of the PRC, and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang Juice and has the right to appoint all executives and senior management and the members of the board of directors of Longkang Juice. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang Juice for an annual fee in the amount of Longkang Juice’s yearly net profits after tax. Additionally, Longkang Juice’s Shareholders have pledged their rights, titles and equity interest in Longkang Juice as security for MeKeFuBang to collect consulting and services fees provided to Longkang Juice through an Equity Pledge Agreement. In order to further reinforce MeKeFuBang’s rights to control and operate Longkang Juice, Longkang Juice’s shareholders have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang Juice through an Option Agreement. As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. The Company has consolidated Longkang’s operating results, assets and liabilities within its financial statements subsequent to the Exchange Agreement. Pursuant to the Exchange Agreement, Merit Times became a wholly-owned subsidiary of the Company. Merit Times, MeKeFuBang and Longkang Juice will be collectively referred to as “Merit Times.”

The Offering

On October 22, 2009, pursuant to a Subscription Agreement (the “Subscription Agreement”) between the Company and certain investors (the “Investors”) named in the Subscription Agreement, we completed an offering (the “Offering”) of the sale of investment units (the “Units”) for a total of $15,096,011, each Unit consisting of fifty thousand (50,000) ordinary shares, par value $0.001 per share (the “Ordinary Shares”) and five-year warrants to purchase Twenty Five Thousand (25,000) of the Ordinary Shares of the Company, at an exercise price of $6.00 per share (the “Warrants”).

Additionally, our majority shareholder, Proud Glory Limited, of which our sole officer and director Mr. Zhide Jiang is the managing director (the “Lock-Up Shareholder”), entered into a Lock-Up Agreement with us whereby the Lock-Up Shareholder agreed it will not, offer, pledge, sell or otherwise dispose of any Ordinary Shares or any securities convertible into or exercisable or exchangeable for Ordinary Shares during the period beginning on and including the date of the final Closing of the Offering for a period of eighteen (18) months.

Pursuant to an Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc. (“Grandview”), Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), the Company have placed a total of $120,000 in an escrow account with their counsel to be used for the payment of investor relation fees. Further, pursuant to a Holdback Escrow Agreement, amongst the Company, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Holdback Escrow Agreement”), the Company have placed escrow funds equal to ten percent (10%) of the Offering proceeds, with their counsel to be held in escrow until such time as a qualified chief financial officer has been approved and appointed as an officer of the Company.  Finally, pursuant to a Going Public Escrow Agreement, amongst the Company, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), the Company have placed a total of $1,000,000 from the Offering proceeds with their counsel to be used for the payment of fees and expenses related to becoming a public company and listing our Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement, Holdback Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to the Company.

In connection with the Offering, the Company agreed to file a registration statement on Form S-1 (“Registration Statement”) within 30 days after Closing (“Required Filing Date”) and use their best efforts to have it declared effective within 180 days after Closing to register (i) 100% of the Company’s Ordinary Shares issued in this Offering; (ii) 100% of the Ordinary Shares underlying the Warrants and Agent Warrants issued in this Offering (“Warrant Shares”) (collective, (the “Registrable Securities”). If a Registration Statement covering the registration of the Registrable Securities is not filed with the Commission by the Required Filing Date, the Company shall issue 200,000 Ordinary Shares to the Investors, distributed pro rata, per calendar month, or portion thereof, up to a maximum of 1,000,000 Ordinary Shares of the Company.

Make Good Agreement

In connection with the Offering, the Company and Company management entered into a Make Good Escrow Agreement, whereby management placed a total of 4,600,000 of management’s Ordinary Shares in escrow (the “Escrow Shares”) and agreed to transfer the Escrow Shares, in whole or in part as described below, to the Investors on a pro rata basis in the event that the Company does not meet certain performance targets for its fiscal years ending December 31, 2009 and December 31, 2010.

If the Company’s actual after tax net income under U.S. GAAP for the fiscal year 2009 is less than $14,000,000 with a 10% allowable variation, the Make Good Escrow Agent shall transfer to the Investors, on a pro-rata basis, an amount of Escrow Shares equal to the percentage of variation from the 2009 Make Good Net Income times the total number of Escrow Shares.  If any Escrow Shares are distributed to Investors resulting from the Company not attaining the 2009 Make Good Net Income, management will place an additional amount of shares into escrow so that the Escrow Shares total 4,600,000.

Additionally, if the Company’s actual after tax net income under U.S. GAAP for the fiscal year 2010 is less than $18,000,000 with a 10% allowable variation, the Make Good Escrow Agent shall transfer to the Investors, on a pro-rata basis, an amount of Escrow Shares equal to the percentage of variation from the 2010 Make Good Net Income times the total number Escrow Shares. After any such distribution, the remaining Escrow Shares shall be returned to management.  If the Company attains the 2010 Make Good Net Income, the remaining Escrow Shares shall be returned to management.

For purposes of this make good provision, “net income” shall mean net income as defined under United States generally accepted accounting principles (“GAAP”), consistently applied, for the Company, except that the Company’s income is subject to tax at an assumed 25% rate and provided further that the Company’s net income shall be increased by any non-cash charges incurred as a result of the Offering.

Placement Agent

Grandview, the lead placement agent, and Rodman & Renshaw, LLC (“Rodman”), the co-placement agent, was the Company’s placement agents (the “Placement Agents”) in connection with the Offering. For the placement agent services, the Company paid a cash commission equal to 7% of the aggregate gross proceeds of the Units sold and issued five-year warrants to purchase 503,201 Ordinary Shares, which equal 10% of the number of Ordinary Shares sold in this Offering, exercisable at any time at a price equal to $6.00 per share (“Agent Warrants”). In addition, the Company paid to Grandview a consulting services fee in the amount of $200,000 at the Closing of the Offering, and 894,293 Ordinary Shares after the Closing of the Combination (the “Grandview Shares”). Grandview currently owns 4.193% of the total issued and outstanding shares of Merit Times and will be issued 894,293 Ordinary Shares of the Company as part of the Exchange Share. The Grandview Shares will have the same registration rights afforded to the Investors of the Units.

Second Closing

On November 2, 2009, the Company entered into and closed on the second and final round (the “Second Closing”) of a private placement by raising $1,915,003 through the sale of investment units (the “Units”) at an offering price of $150,000 per unit pursuant to a Subscription Agreement between the Company and certain Investors named in the Subscription Agreement. Together with the first closing on October 22, 2009, the Company raised an aggregate of $17,011,014 proceeds from the Offering. Pursuant to the Second Closing, the Company issued the Placement Agents additional five-year warrants to purchase 63,834 Ordinary Shares.

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

Comparison of the nine months ending September 30, 2009 and 2008

Because we currently do not have any business operations, we have not had any revenues during the nine months ended September 30, 2009 or September 30, 2008. Total expenses for the nine months ended September 30, 2009 were $11,650, compared with $6,951 for the nine months ended September 30, 2008.  The reason for the increase in 2009 was increases in audit and legal expenses.

Comparison of the three months ending September 30, 2009 and 2008

Because we currently do not have any business operations, we have not had any revenues during the three months ended September 30, 2009 or September 30, 2008. Total expenses for the three months ended September 30, 2009 were $1,382, compared with $1,386 for the three months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had $20,020 in cash available and had current liabilities of $23,953 to a related party and $3,991 to unrelated parties.  The Company is actively pursuing merger opportunities as described in the “General” Section of Management’s Discussion and Analysis, and believes that its current available cash will be sufficient for its operations until a merger candidate is selected, but may seek additional financing in connection with a potential business combination or if it otherwise requires additional funds.

SUBSEQUENT EVENTS

The Reverse Merger

We acquired a producer of fruit juice concentrate in accordance with a Share Exchange Agreement dated October 22, 2009 (“Exchange Agreement”) by and among the Company, Merit Times International Limited, a British Virgin Islands corporation (“Merit Times”), and the shareholders of Merit Times (the “Merit Times Shareholders”). The closing of the transaction (the “Closing”) took place on October 22, 2009 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding shares (the “Interests”) of Merit Times from the Merit Times Shareholders; and the Merit Time Shareholder transferred and contributed all of their Interests to us. In exchange, we issued to the Merit Times Shareholders, their designees or assigns, 21,333,332 shares (the “Exchange Shares”) or 97.77% of the ordinary shares of the Company issued and outstanding after the Closing (the “Combination”).

Pursuant to the terms of the Exchange Agreement, Access America Fund, LP (“Access America”), the principal shareholder of the Company, cancelled a total of 794,000 ordinary shares of the Company. Pursuant to the Exchange Agreement, Merit Times became a wholly-owned subsidiary of the Company. As a further condition of the Combination, the current officers and directors of the Company resigned and Mr. Zhide Jiang was appointed as the new officer and director of the Company.

The Business of Merit Times

Merit Times, with its subsidiaries, engages in the production of fruit juice concentrate in the People’s Republic of China (“PRC”). Merit Times is primarily focused on processing, producing and distributing Laiyang pear fruit juice concentrate. Merit Times owns 100% of the issued and outstanding capital stock of Shandong MeKeFuBang Food Limited (“MeKeFuBang”), a wholly foreign owned enterprise incorporated under the laws of the PRC.  On June 10, 2009, MeKeFuBang entered into a series of contractual agreements with Shandong Longkang Juice Co., Ltd. (“Longkang Juice”), a company incorporated under the laws of the PRC, and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang Juice and has the right to appoint all executives and senior management and the members of the board of directors of Longkang Juice. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang Juice for an annual fee in the amount of Longkang Juice’s yearly net profits after tax. Additionally, Longkang Juice’s Shareholders have pledged their rights, titles and equity interest in Longkang Juice as security for MeKeFuBang to collect consulting and services fees provided to Longkang Juice through an Equity Pledge Agreement. In order to further reinforce MeKeFuBang’s rights to control and operate Longkang Juice, Longkang Juice’s shareholders have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang Juice through an Option Agreement. As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. The Company has consolidated Longkang’s operating results, assets and liabilities within its financial statements. Pursuant to the Exchange Agreement, Merit Times became a wholly-owned subsidiary of the Company. Merit Times, MeKeFuBang and Longkang Juice will be collectively referred to as “Merit Times.”

Merit Times, with its subsidiaries, is a producer of fruit juice concentrate in the PRC. It specializes in processing, producing and distributing Laiyang Pear fruit juice concentrate. Merit Times is the only producer of Laiyang Pear fruit juice concentrate, which is known for its taste, nutritional and medical benefits, and application in cosmetics, animal feed, baby food and other products. Merit Times products are distributed in Shandong, Guangdong, Liaoning and Jiangsu provinces.

Merit Times experienced revenue growth of 14.1% in FY08 and expects to grow further by constructing additional production facilities. Merit Times generated over $74.2 million in sales, and over $12.3 million in after-tax comprehensive income in FY2008.

•
Only Laiyang Pear juice concentrate producer in China – Merit Times is the only Laiyang Pear juice concentrate producer in China – Merit Times enjoys a strong geographic advantage due to its proximity to the Laiyang Pear growing orchards. The use of premium quality raw materials provides the Company’s products with a high concentration of fruit. Laiyang Pear as a trademark has been registered by the Laiyang city government. Merit Times has been granted by the Laiyang government as the exclusive producer of Laiyang Pear juice concentrate beginning in January 2009 for a period of 30 years. No other producer can use the trademark or enter into the Laiyang Pear juice concentrate business until the exclusive right of our company has been expired.

•
Fruit juice concentrate – Merit Times currently produces three types of fruit juice concentrate: Laiyang Pear, apple and strawberry. Laiyang Pear continues to be the most significant source of revenue for the company. During fiscal 2008, Laiyang fruit juice concentrate represented 90.2% of revenue and 92.6% of sales volume. In comparison, apple juice concentrate contributed 6.9% of revenue in fiscal year 2008, while strawberry, contributed 2.9% of revenue. Apple and Strawberry juices are mainly produced during the off-season when Laiyang Pear is not being produced.

•
Established raw material procurement network – Merit Times’ headquarters and manufacturing facilities are strategically located in close proximity to the Laiyang Pear orchards on the Jiaodong Peninsula, providing easy access to the only supply of Laiyang Pear in the world. The Company maintains effective costs through cooperative agreements with local farmers of the Laiyang Pear. The Company has also secured its supply of Laiyang Pear mainly through contract growers, and to a lesser degree, through purchase from the open market. In addition, the Company has exclusive land leases from the government and has started growing its own orchards with plans to expand in the future to develop green-certified products. These supply chain arrangements provide Merit Times with advantages in terms of product quality, and stability and reliability of delivery.

•
Strong domestic demand in China – According to a report on China’s fruit processing industry issued by Beijing Business & Intelligence Consulting Co. Ltd., China’s fruit processing industry has grown significantly in the past several years. The total output of processed fruit products in China increased from $16.8 billion in 2005 to $27.5 billion in 2007, representing a CAGR, of 27.9%. The sales value of fruit processed products in China increased from $17.0 billion in 2005 to $26.1 billion in 2007, representing a CAGR of 27.7%. BBIC projected that the total sales value and net income of fruit processed products in China will reach $37.2 billion and $2.5 billion in 2010, or a CAGR of 42.5% and 66.7%, respectively, during the four-year period from 2007 to 2010.

•
Increasing fruit juice consumption and demand – With approximately one-fifth of the world’s population, China represents a key growth driver for the global fruit-based products market. However, according to Beverage Marketing, the consumption of off-trade fruit/vegetable juice per capita was only 6 liters in 2006 in China, much lower than 50 liters in the US and 18 liters in Japan (based on data from Euromonitor) in the same year, indicating that there is enormous potential for the marketing of fruit-based products in China. According to the USDA Foreign Agricultural Service’s GAIN report, the United States alone exported $6.5 million worth of consumer-oriented fruit and vegetable juices to China in 2007, up 43% from 2006. The total Chinese market for both domestic made and imported juices is worth about $7 billion, a testament to China’s growing affinity for juices. Merit Times is well-positioned to benefit from the projected growth opportunities of China’s fruit processing industry. China’s growing middle class population has developed increased consciousness of good health and quality of life, resulting in increased consumption of health-oriented foods and drinks. The growth of China’s consumption of fruit-based products is driven by the growing acceptance and affordability of fruit-based products, increasing health awareness, and consumer demand. In recent years, China has experienced a dramatic increase in the per capita income, enabling more consumers to buy premium health drinks, as evidenced by the increasing demand for Merit Times’ Laiyang Pear juice concentrate. As China’s government is promoting domestic demand through an establishment of policies that stimulate consumer spending and support the rural population, companies that cater to China’s consumer goods market are likely to be among the top performers in the global economy in 2009.

•
Capacity Expansion – Driven by increased demand from its distributors and direct sales customers, Merit Times plans to increase its Laiyang Pear juice concentrate production by constructing additional production facilities. Furthermore, the Company plans to expand its product portfolio by including more categories of fruit for production of concentrate and by producing fruit puree and bio animal feed, which is a byproduct from pear juice concentrate. The production capacity expansion would add production capacity of approximately 13,000 tons of fruit juice concentrate and puree, as well as initial production capacity of 52,000 tons of bio animal feed. The Company anticipates that the new facility will be completed in eight months after the Closing.

The Offering

On October 22, 2009, pursuant to a Subscription Agreement (the “Subscription Agreement”) between the Company and certain investors (the “Investors”) named in the Subscription Agreement, we completed an offering (the “Offering”) of the sale of investment units (the “Units”) for a total of $15,096,011, each Unit consisting of fifty thousand (50,000) ordinary shares, par value $0.001 per share (the “Ordinary Shares”) and five-year warrants to purchase Twenty Five Thousand (25,000) of the Ordinary Shares of the Company, at an exercise price of $6.00 per share (the “Warrants”).

Additionally, our majority shareholder, Proud Glory Limited, of which our sole officer and director Mr. Zhide Jiang is the managing director (the “Lock-Up Shareholder”), entered into a Lock-Up Agreement with us whereby the Lock-Up Shareholder agreed it will not, offer, pledge, sell or otherwise dispose of any Ordinary Shares or any securities convertible into or exercisable or exchangeable for Ordinary Shares during the period beginning on and including the date of the final Closing of the Offering for a period of eighteen (18) months.

Pursuant to an Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc. (“Grandview”), Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), we have placed a total of $120,000 in an escrow account with our counsel to be used for the payment of investor relation fees. Further, pursuant to a Holdback Escrow Agreement, amongst the Company, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Holdback Escrow Agreement”), we have placed escrow funds equal to ten percent (10%) of the Offering proceeds, with our counsel to be held in escrow until such time as a qualified chief financial officer has been approved and appointed as an officer of the Company.  Finally, pursuant to a Going Public Escrow Agreement, amongst the Company, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), we have placed a total of $1,000,000 from the Offering proceeds with our counsel to be used for the payment of fees and expenses related to becoming a public company and listing our Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement, Holdback Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to the Company.

In connection with the Offering, we agreed to file a registration statement on Form S-1 (“Registration Statement”) within 30 days after Closing (“Required Filing Date”) and use our best efforts to have it declared effective within 180 days after Closing to register (i) 100% of our Ordinary Shares issued in this Offering; (ii) 100% of the Ordinary Shares underlying the Warrants and Agent Warrants issued in this Offering (“Warrant Shares”) (collective, (the “Registrable Securities”).  If a Registration Statement covering the registration of the Registrable Securities is not filed with the Commission by the Required Filing Date, we shall issue 200,000 Ordinary Shares to the Investors, distributed pro rata, per calendar month, or portion thereof, up to a maximum of 1,000,000 Ordinary Shares of the Company.

Make Good Agreement

In connection with the Offering, the Company and Company management entered into a Make Good Escrow Agreement, whereby management placed a total of 4,600,000 of management’s Ordinary Shares in escrow (the “Escrow Shares”) and agreed to transfer the Escrow Shares, in whole or in part as described below, to the Investors on a pro rata basis in the event that the Company does not meet certain performance targets for its fiscal years ending December 31, 2009 and December 31, 2010.

If the Company’s actual after tax net income under U.S. GAAP for the fiscal year 2009 is less than $14,000,000 with a 10% allowable variation, the Make Good Escrow Agent shall transfer to the Investors, on a pro-rata basis, an amount of Escrow Shares equal to the percentage of variation from the 2009 Make Good Net Income times the total number of Escrow Shares.  If any Escrow Shares are distributed to Investors resulting from the Company not attaining the 2009 Make Good Net Income, management will place an additional amount of shares into escrow so that the Escrow Shares total 4,600,000.

Additionally, if the Company’s actual after tax net income under U.S. GAAP for the fiscal year 2010 is less than $18,000,000 with a 10% allowable variation, the Make Good Escrow Agent shall transfer to the Investors, on a pro-rata basis, an amount of Escrow Shares equal to the percentage of variation from the 2010 Make Good Net Income times the total number Escrow Shares. After any such distribution, the remaining Escrow Shares shall be returned to management.  If the Company attains the 2010 Make Good Net Income, the remaining Escrow Shares shall be returned to management.

For purposes of this make good provision, “net income” shall mean net income as defined under United States generally accepted accounting principles (“GAAP”), consistently applied, for the Company, except that the Company’s income is subject to tax at an assumed 25% rate and provided further that the Company’s net income shall be increased by any non-cash charges incurred as a result of the Offering.

Placement Agent

Grandview, the lead placement agent, and Rodman & Renshaw, LLC (“Rodman”), the co-placement agent, are our placement agents (the “Placement Agents”) in connection with the Offering. For the placement agent services, we paid a cash commission equal to 7% of the aggregate gross proceeds of the Units sold and issued five-year warrants to purchase 503,201 Ordinary Shares, which equal 10% of the number of Ordinary Shares sold in this Offering, exercisable at any time at a price equal to $6.00 per share (“Agent Warrants”). In addition, we paid to Grandview a consulting services fee in the amount of $200,000 at the Closing of the Offering, and 894,293 Ordinary Shares after the Closing of the Combination (the “Grandview Shares”). Grandview currently owns 4.193% of the total issued and outstanding shares of Merit Times and will be issued 894,293 Ordinary Shares of the Company as part of the Exchange Share. The Grandview Shares will have the same registration rights afforded to the Investors of the Units.

Second Closing

 On November 2, 2009, the Company entered into and closed on the second and final round (the “Second Closing”) of a private placement by raising $1,915,003 through the sale of investment units (the “Units”) at an offering price of $150,000 per unit pursuant to a Subscription Agreement between the Company and certain Investors named in the Subscription Agreement. Together with the first closing on October 22, 2009, we raised an aggregate of $17,011,014 proceeds from the Offering.  Pursuant to the Second Closing, we issued the Placement Agents additional five-year warrants to purchase 63,834 Ordinary Shares

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

None.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(a) The following exhibits are filed herewith:

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

Emerald Acquisition Corporation (Registrant)

	By:	/s/ Zhide Jiang
Zhide Jiang President Chief Executive Officer Chief Financial Officer Principal Accounting Officer

Date: November 16, 2009