Form 10-K
period 2009-12-31
Emerald Acquisition CORP
filed 2010-03-31
CIK 1368196

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission File Number: 000-52133

EMERALD ACQUISITION CORPORATION
(Exact name of small business issuer as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 48 South Qingshui Road
Laiyang City, Shandong 265200
People’s Republic of China
 (Address of principal executive offices)

+86 (535) 729-6152
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
Common Stock, Par Value $0.001 Per Share
(Title of Class)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public trading market for our common stock.

As of March 26, 2010, there are 27,491,171 ordinary shares issued and outstanding.

Documents Incorporated by Reference:
None.

PART I

ITEM 1. BUSINESS.

Emerald Acquisition Corp. (“we” or the “Company”) is the only Laiyang Pear juice concentrate producer and distributor in the Peoples’ Republic of China, which we refer to as China or the PRC.  We have been granted by the Laiyang government as the exclusive producer of Laiyang Pear juice concentrate. Our products are mainly used in pharmaceutical, health supplement, and food and beverage industries. Laiyang Pear contains 46 kinds of organic acids, vitamin B1, B2, vitamin C, nicotinic acid, carotene, and minerals such as calcium, phosphorus and iron. Therefore, the Laiyang Pear juice concentrate we produce is known for its exceptional taste, nutritional and medical benefits. Our products are mainly distributed in Shandong, Guangdong, Liaoning and Jiangsu provinces.

Our Corporate History and Structure

We were incorporated under the laws of Cayman Islands on March 10, 2006.  On May 31, 2006, we completed a private placement offering by selling 177,500 ordinary shares to 355 offshore private investors for $35,500. On July 18, 2006, we sold an additional 54,000 shares to 108 offshore private investors for $10,800. On October 22, 2009, we acquired Merit Times in a reverse acquisition transaction, which involved a financing transaction and a share exchange transaction which are more fully described below.

We own all of the issued and outstanding capital stock of Merit Times International Limited (“Merit Times”), which in turn owns 100% of the outstanding capital stock of Shandong MeKeFuBang Food Limited (the “WFOE” or “MeKeFuBang”). On June 10, 2009, MeKeFuBang entered into a series of contractual agreements with Shandong Longkang Juice Co., Ltd., a limited liability company under the laws of China (“Longkang Juice”), and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang Juice and has the right to appoint all executives and senior management and the members of the board of directors of Longkang Juice. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang Juice for an annual fee in the amount of Longkang Juice’s yearly net profits after tax. Additionally, Longkang Juice’s Shareholders have pledged their rights, titles and equity interest in Longkang Juice as security for MeKeFuBang to collect consulting and services fees provided to Longkang Juice through an Equity Pledge Agreement. In order to further reinforce MeKeFuBang’s rights to control and operate Longkang Juice, Longkang Juice’s shareholders have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang Juice through an Option Agreement, which is also known as Present Incentive Option Agreement as described below.

On June 10, 2009, the Chairman of Longkang Juice, Mr. Zhide Jiang, as a PRC citizen, entered into a call option agreement, which we refer to as the Original Incentive Option Agreement, with Mr. Chee Fung Tang, a Hong Kong passport holder and the Merit Times Shareholders. Under the Original Incentive Option Agreement, Mr. Jiang shall serve as CEO, director or other officer of Merit Times for a certain period of time; and in anticipation of Mr. Jiang’s continuance contributions to the companies including Merit Times and Longkang Juice, if the companies meet certain thresholds of the revenue conditions, Mr. Jiang shall have rights and options to be transferred the shares of Merit Times at a nominal price. In addition, Original Incentive Option Agreement also provides that Mr. Tang shall not dispose any of the shares of Merit Times without Mr. Jiang’s consent.

On August 5, 2009, Mr. Chee Fung Tang, a Hong Kong resident and the sole shareholder of Proud Glory Limited (a British Virgin Islands company, which became the major shareholder of Merit Times after Merit Times recapitalized), entered into a new Incentive Option Agreement, which we refer to as the Present Incentive Option Agreement, with Mr. Jiang. Pursuant to Present Incentive Option Agreement, the Original Incentive Option Agreement will be terminated on the effective date of Present Incentive Option Agreement. The effective date of Present Incentive Option Agreement is October 22, 2009.

Under the Present Incentive Option Agreement, Mr. Jiang shall serve as managing director or other officer of Merit Times for not less than 3 year period of time; and in anticipation of Mr. Jiang’s continuance contributions to the group including Merit Times, MeKeFuBang and Longkang Juice, if the group meets certain thresholds of the revenue conditions, Mr. Jiang shall have rights and options to be transferred up to 100% shares of Proud Glory Limited at a nominal price within the next three years (the “Option”). In addition, the Present Incentive Option Agreement also provides that Mr. Tang shall not dispose any of the shares of Proud Glory Limited without Mr. Jiang’s consent.

Mr. Chee Fung Tang owns 10,000 shares, which represent 100% of the issued and outstanding shares of Proud Glory Limited (the “Option Shares”). Under the terms of the Present Incentive Option Agreement, the Option shall vest and become exercisable and Mr. Zhide Jiang shall have the right to receive the Option Shares upon exercise of the Option subject to the fulfillment of the following conditions:

34% of the Option Shares subject to the Option shall vest and become exercisable on the date of fulfillment of the 2009 revenue of a minimum of ¥6,000,000 RMB (equal to approximately $879,018), 33% of the Option Shares subject to the Option shall vest and become exercisable on the date of fulfillment of the 2010 revenue of a minimum of ¥20,000,000 RMB (equal to approximately $2,930,060) and 33% of the Option Shares subject to the Option shall vest and become exercisable on the date of fulfillment of the 2011 revenue of a minimum of ¥30,000,000 RMB (equal to approximately $4,395,090). The Option is exercisable at an exercise price of $0.10 per share for a period of five years from the date of the Option.

The following chart reflects our organizational structure as of the date of this Form 10-K.

Contractual Arrangements between MeKeFuBang, Longkang Juice and its stockholders

Our relationships with the Longkang Juice and its stockholders are governed by a series of contractual arrangements between MeKeFuBang, and Longkang Juice, which is our operating company in the PRC. Under PRC laws, Longkang Juice is an independent legal person and is not exposed to liabilities incurred by the other parties.  On June 10, 2009, MeKeFuBang entered into a series of contractual agreements with Longkang Juice and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang Juice and has the right to appoint all executives and senior management and the members of the board of directors of Longkang Juice.

Details of these contractual arrangements are as follows:

(1) Consulting Services Agreement. Pursuant to the exclusive consulting services agreement between MeKeFuBang and Longkang Juice, MeKeFuBang has the exclusive right to provide to Longkang Juice general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of the Longkang Juice’s products (the “Services”). Under this agreement, MeKeFuBang owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Longkang Juice shall pay a quarterly consulting service fees in Renminbi (“RMB”) to MeKeFuBang that is equal to all of Longkang Juice’s profits for such quarter.  The term of this agreement is 20 years from June 10, 2009 and may be extended only upon MeKeFuBang’s written confirmation prior to the expiration of the this agreement, with the extended term to be mutually agreed upon by the parties.

(2) Operating Agreement. Pursuant to the operating agreement among MeKeFuBang, Longkang Juice and all shareholders of Longkang Juice, MeKeFuBang provides guidance and instructions on Longkang Juice’s daily operations, financial management and employment issues. Longkang Juice shareholders must designate the candidates recommended by MeKeFuBang as their representatives on the boards of directors of Longkang Juice. MeKeFuBang has the right to appoint senior executives of Longkang Juice. In addition, MeKeFuBang agrees to guarantee Longkang Juice’s performance under any agreements or arrangements relating to Longkang Juice’s business arrangements with any third party. Longkang Juice, in return, agrees to pledge their accounts receivable and all of their assets to MeKeFuBang. Moreover, Longkang Juice agrees that without the prior consent of MeKeFuBang, Longkang Juice will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement shall commence from the effective and shall last for the maximum period of time permitted by law unless terminated early in accordance with certain provision or by any other agreements reached by all parties, with any extended term to be mutually agreed upon by the parties. Longkang Juice shall not terminate this agreement.

(3) Equity Pledge Agreement. Under the equity pledge agreement between Longkang Juice’s shareholders and MeKeFuBang, Longkang Juice’s shareholders pledged all of their equity interests in Longkang Juice to MeKeFuBang to guarantee Longkang Juice’s performance of its obligations under the consulting services agreement. If Longkang Juice or its shareholders breaches their respective contractual obligations, MeKeFuBang, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Longkang Juice’s shareholders also agreed that upon occurrence of any event of default, MeKeFuBang shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Longkang Juice’s shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that MeKeFuBang may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. Longkang Juice’s shareholders agreed not to dispose of the pledged equity interests or take any actions that would prejudice MeKeFuBang’s interest. The equity pledge agreement will expire two (2) years after Longkang Juice’s obligations under the consulting services agreements have been fulfilled.

(4) Option Agreement. Under the option agreement between Longkang Juice’s shareholders and MeKeFuBang, Longkang Juice’s shareholders irrevocably granted MeKeFuBang or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Longkang Juice for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. MeKeFuBang or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement shall last for the maximum period of time permitted by law unless terminated in accordance with this agreement. As disclosed in the Risk Factors section on page 15, the acquisition of equity interests in Longkang Juice by us may be deemed as direct or indirect acquisition of a PRC domestic company by an offshore company controlled by a PRC natural person, therefore the approval of PRC Ministry of Commerce is required during the period when Mr. Zhide Jiang has substantial interest in our company.  To date, Mr. Zhide Jiang has not obtained relevant approval or registration from the PRC government.

(5) Proxy Agreement. Pursuant to the proxy agreement between the Longkang Juice’s stockholders and MeKeFuBang, the Longkang Juice stockholders agreed to irrevocably grant a person to be designated by MeKeFuBang with the right to exercise the Longkang Juice stockholders’ voting rights and their other rights, including the attendance at and the voting of Longkang Juice’s stockholders’ shares at stockholders’ meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and its articles of association, including but not limited to the rights to sell or transfer all or any of his equity interests of Longkang Juice, and appoint and vote for the directors and chairman as the authorized representative of the stockholders of Longkang Juice. The proxy agreement may be terminated by joint consent of the parties or upon 30-day written notice.

[2]
Mr. Zhide Jiang is the Executive Director of Proud Glory Limited, which is our majority shareholder. Pursuant to the Incentive Option Agreement between Mr. Zhide Jiang and Mr. Chee Fung Tang, the record owner of Proud Glory Limited, Mr. Zhide Jiang has the right and opportunity to acquire up to 100% equity interest of Proud Glory Limited subject to certain contingencies as set forth therein within three years starting from October 22, 2009.

3
It includes the original shareholders from Emerald Acquisition Corporation before the share exchange that completed on October 22, 2009, and the shareholders of Merit Times who received the shares pursuant to the share exchange for their cash or services provided previously.

Acquisition of Merit Times and Related Financing

On October 22, 2009, we acquired Merit Times in a reverse acquisition transaction, which involved a financing transaction and a share exchange transaction. In accordance with a Share Exchange Agreement dated October 22, 2009, which we refer to as the Exchange Agreement, by and among us, Merit Times, and the shareholders of Merit Times (the “Merit Times Shareholders”), we acquired 100% of the issued and outstanding shares of Merit Times in exchange for 21,333,332 shares or 97.77% of our ordinary shares issued and outstanding after the closing of the share exchange transaction, thereby making Merit Times our wholly owned subsidiary. Pursuant to the terms of the Exchange Agreement, Access America Fund, LP (“Access America”), the principal shareholder of the Company, cancelled a total of 794,000 ordinary shares of the Company. Further, the prior officers and directors of the Company resigned and Mr. Zhide Jiang was appointed as the sole director and officer of the Company.

In the related financing transaction, on October 22, 2009, and November 2, 2009, we completed a private placement of investment units (the “Units”) for a total of $17,011,014, each Unit consisting of fifty thousand (50,000) ordinary shares and five-year warrants to purchase twenty five thousand (25,000) ordinary shares of the Company, at an exercise price of $6.00 per share (the “Investor Warrants”). In the aggregate, we issued 5,670,339 ordinary shares and Investor Warrants to purchase a total of 2,835,177 ordinary shares in this financing. Grandview Capital, Inc. (“Grandview”), the lead placement agent, and Rodman & Renshaw, LLC (“Rodman”), the co-placement agent, were our placement agents (the “Placement Agents”) in connection with the financing transaction. For the placement agent services, we paid a cash commission equal to 7% of the aggregate gross proceeds of the Units sold and issued five-year warrants to purchase 567,035 ordinary shares (“Agent Warrants”, together with the “Investor Warrants,” collectively refer to as the “Warrants”), which equal 10% of the number of ordinary shares sold in the above financing transaction, exercisable at any time at a price equal to $6.00 per share

In connection with the financing, Proud Glory Limited and the Company entered into an escrow agreement with the investors in which Proud Glory Limited agreed to a “make good” obligation and to place into escrow a total of 4,600,000 ordinary shares of the Company. The escrowed shares will become subject to disbursement to Proud Glory Limited or to the private placement investors based upon our financial performance in the fiscal years ended 2009 and 2010.

Under the “make good” arrangement, minimum net income thresholds of $14,000,000 and $18,000,000 with a 10% allowable variation were established for the 2009 and 2010 fiscal years, respectively. If, in a given fiscal year, the applicable minimum net income threshold is not met, escrowed shares, on a pro-rata basis, in an amount equal to the percentage of variation from the net income threshold times the total number of escrow shares, are required to be disbursed to the private placement investors. If any escrow shares are distributed to investors resulting from the Company not attaining the 2009 net income thresholds, Proud Glory Limited will place an additional amount of shares into escrow so that the escrow shares total 4,600,000.  If the net income equals or exceeds $12,600,000 in 2009 and $16,200,000 million in 2010, then the applicable thresholds will be deemed met and all escrow shares will be disbursed to Proud Glory Limited.

Notwithstanding the above, Mr. Zhide Jiang is the beneficial owner of the shares held by Proud Glory Limited. As described above under the corporate structure, on August 5, 2009, Mr. Zhide Jiang entered into an Incentive Option Agreement with Mr. Chee Fung Tang, the record stockholder of Proud Glory Limited, pursuant to which Mr. Zhide Jiang shall have rights and options to acquire up to 100% shares of Proud Glory Limited at nominal price within the next three years if he continues serving as chief executives of our affiliated companies for no less than three year period of time and if such companies meet certain thresholds of the revenue conditions. As a result, if the Company fails to meet the minimum net income threshold under the “make good” arrangement, Mr. Zhide Jiang’s equity interest in Proud Glory Limited will be disbursed to the private placement investors.

Additionally, our majority shareholder, Proud Glory Limited, of which our sole officer and director Mr. Zhide Jiang is the managing director (the “Lock-Up Shareholder”), entered into a Lock-Up Agreement with us whereby the Lock-Up Shareholder agreed it will not, offer, pledge, sell or otherwise dispose of any ordinary shares or any securities convertible into or exercisable or exchangeable for ordinary shares during the period beginning on and including the date of the final closing of the aforementioned financing transaction for a period of eighteen (18) months.

Business Overview

We are a holding company that operates through our PRC operating company Longkang Juice, the only producer of Laiyang Pear juice concentrate in the PRC. Longkang Juice was incorporated as a limited liability company on November 22, 2004 under the laws of China. As of its incorporation, the name of Longkang Juice was Laiyang Tianfu Juice Co., Ltd. and it changed its name to Shandong Longkang Juice Co., Ltd. on January 14, 2008. We are mainly engaged in developing, producing, marketing and distributing Laiyang Pear juice concentrate. We are the exclusive producer of Laiyang Pear juice concentrate as granted by Laiyang government. Our product, Laiyang Pear juice concentrate, is known for its exceptional taste, nutritional and medical benefits, and applications in health supplements, pharmaceuticals, and food and beverage industries. Our products are distributed in Shandong, Guangdong, Liaoning and Jiangsu provinces in China.

Laiyang Pear juice concentrate is the most significant source of revenue for the Company. During fiscal year of 2009 and 2008, Laiyang Pear juice concentrate represented 88.9% and 90.2% of net revenues and 91.1% and 92.6% of sales volume, respectively. In comparison, apple juice concentrate contributed 8.2% and 10.0% of revenue in fiscal year 2009 and 2008, while strawberry juice concentrate contributed 2.9% and 2.8% of revenues, respectively. Apple and Strawberry juices are mainly produced during the off-season when Laiyang Pear is not being produced.  Laiyang Pear has been registered as a trademark by the Laiyang city government. Longkang has been granted by the Laiyang government as the exclusive producer of Laiyang Pear juice concentrate beginning in January 2009 for a period of 30 years. No other producer can use the trademark or enter into the Laiyang Pear juice concentrate business until the exclusive right of our company has been expired. While Laiyang Pear juice concentrate will remain our main source of revenue, we plan to further diversify our product mix and increase the processing volume of other fruits types such as berries.  We also intend to develop and produce bio animal feed as a byproduct of pear juice concentrate and fruit puree products to further diversify our product mix and increase our revenue.

Industry Overview

According to a report on China’s fruit processing industry issued by Beijing Business & Intelligence Consulting Co. Ltd. (“BBIC,” and such report is hereinafter referred to as the “BBIC Report”), an independent market research firm, China’s fruit processing industry has grown significantly in the past several years. The total output of fruit processed products in China grew from $16.8 billion in 2005 to $27.5 billion in 2007, representing a compound annual growth rate (“CAGR”) of 27.94%. The sales value of fruit processed products in China grew from $17.0 billion in 2005 to $26.1 billion in 2007, representing a CAGR of 27.72%.

BBIC projected that the total sales value and net income of fruit processed products in China will reach $37.2 billion and $2.5 billion in 2010, or a growth of 42.52% and 66.67%, respectively, during the four-year period from 2007 to 2010.  The table below sets forth the sales and net income of fruit processing industry in China from 2005 to 2010 and projected sales and net income of fruit processing industry in China from 2008 to 2010.

Sales and Projected Sales and Net Income of Fruit Processing Industry in China, 2005-2010

(in Billions of U.S. $)	2005	2006	2007	2008	2009	2010
Sales	16.0	21.0	26.1	28.5	32.9	37.2
Net Income	0.9	1.2	1.5	1.8	2.2	2.5

Source: 2006-2008 Fruit processing industry research report, Beijing Business & Intelligence Consulting Co. Ltd.

China’s economy has grown significantly in recent years. According to the National Bureau of Statistics of China (the “NBS”), China’s gross domestic product (the “GDP”) has increased from RMB12.0 trillion ($1.6 trillion) in 2002 to RMB25.0 trillion ($3.4 trillion) in 2007. The International Monetary Fund also estimated that China’s real GDP should grow at an annual growth rate of 10.0% in 2008. China’s economic growth has resulted in a significant increase in household disposable income in China. According to the NBS, between 2002 and 2007, urban household disposable income per capita increased from RMB7,703 ($1,055) to RMB13,786 ($1,887), or a CAGR of 17.4%, and rural household disposable income per capita increased from RMB2,476 ($339) to RMB4,140 ($557), or a CAGR of 12.1%.  We believe that as GDP and disposable income increase, fruit processed products will become more affordable and consumers will generally spend an increasing portion of their disposable income on healthy nutritional products, such as our premium specialty fruit based products.

With approximately one quarter of the world’s population, China represents a key growth driver for the global fruit food market.  According to Euromonitor, an independent research firm, although China is the largest producer of apples, third largest producer of oranges, and one of the top producers of pears and peaches in the world, per capita fruit juice consumption in China is currently well below that of major developed countries.

Due to low labor costs and an abundant supply of fruit, most notably apples, pears, and kiwifruit, China is a large fruit juice concentrate producer and the largest apple juice concentrate producer in the world. The export of fruit products is also a growing aspect of the fruit processing industry in China.  With improvements in the quality and quantity of the production, marketing, and transportation technologies, China has strengthened its position in the world market. According to the BBIC Report, processed fruit export sales are expected to reach $10.9 billion in 2010, representing a 42.72% growth over that in 2007.  Although we do not presently export any of our products, we may wish to do so in the future.

We believe that improved living standards and growing household disposable income have led to greater health awareness among the population.  As people become more affluent, we believe that their spending on quality healthy and nutritional products, like our products, will increase.

Therefore, we anticipate that China’s fruit concentrate industry will continue to grow.

Products

We currently produce three types of fruit juice concentrate: Laiyang Pear, apple and strawberry with Laiyang Pear juice concentrate accounting for 91.1% of overall sales volume and 88.9% of total revenue for 2009.  We are the only producer of Laiyang Pear juice concentrate, which is known for its exceptional taste, nutritional and medical benefits; and applications in health supplement and pharmaceutical products and mainly used in pharmaceutical and health supplement industries. The annual sales volume of fruit juice concentrate for fiscal year 2009 is 35,891 metric tons (“MT”) in China. Our current capacity is 35,000 tons of fruit juice concentrate with a utilization rate of 95% during peak seasons and 70% on an annual average. The production season of Laiyang Pear juice concentrate is from August to February each year.

We have been granted an exclusive producer license for producing Laiyang Pear juice concentrate which is issued by Laiyang agriculture committee beginning January 2009 for a period of 30 years.

Current product portfolio

Laiyang Pear juice concentrate is the most significant source of revenue for the Company. During the fiscal year of 2009 and 2008, Laiyang Pear juice concentrate represented 88.9% and 90.2% of net revenues and 91.1% and 92.6% of sales volume, respectively. In comparison, apple juice concentrate contributed 8.2% and 10.0% of revenue in fiscal year 2009 and 2008, while strawberry juice concentrate contributed 2.9% and 2.8% of revenues, respectively.   Apple and Strawberry are primarily produced during the off-season for Laiyang Pear production.

Laiyang Pear juice concentrate uses Laiyang Pear as its main raw material. We have imported equipment from United States and Europe to produce Laiyang Pear juice concentrate. The product maintains Laiyang Pear’s nutritional and medical benefits. Our products are mainly sold to health supplement, pharmaceutical, food and beverage industries. In 2009 the percentages of our products sold to such industries are 54%, 35%, 7% and 4% respectively. Due to the climate and environmental benefits in Laiyang city, the Laiyang Pear only grows in Laiyang City, Shandong Province in China and has been doing so for over 1600 years.

Laiyang Pear has high sugar content, mainly fructose, glucose, sucrose and other soluble sugar, and contains a variety of organic acids, vitamin B1, B2, vitamin C, nicotinic acid, protocatechuic acid, carotene, and minerals such as calcium, phosphorus and iron. The fruit is both low in sodium and high in potassium.

We have been working with colleges and institutions to study Laiyang Pear producing technology, and we have developed applications through new technology that reduces browning of the produce and that helps to maintain Laiyang Pear’s nutritional and medical benefits by storing the concentrate at a low temperature. We have also developed a filtration process through which we are able to achieve higher quality juice concentrate by separating various sediment substances from the crude juice.  After the undesirable sediments are removed, a clarified crude juice of increased quality and shelf-life is obtained and turned into juice concentrate. Although our production facilities are running at full capacity, there is an increasingly high demand for Laiyang Pear juice extract.

Expanding Product Mix

We intend to maintain our leadership in the production of Laiyang Pear juice concentrate, and at the same time, diversify into other agricultural products to mitigate risk. Specifically, we intend to increase investment in high margin products, for example, on average, berry concentrates’ gross margin is approximately 40%; and to expand fruit selection such as blueberry, raspberry, blackberry, apricot and yellow peach. We also plan to produce bio animal feed, which is a byproduct of pear juice concentrate. We are going to add two new production lines for the juice concentrate and puree, and for the bio animal feed.  The production line for juice concentrate and puree will be imported from Italy by June 2010. The production line for bio animal fee will be purchased from a Chinese manufacturer by June 2010. We plan to install and test both production lines in July and start to produce products in August 2010. These products will be distributed to the market in September 2010.

We intend to enter into new markets as follows:

Puree Products: Puree consumption is growing 10% per annum in China. In addition, about half of all fruit puree consumed in Japan is imported from China. The major customers in puree products are fruit distributors and baked goods companies. The gross margin for pear puree, apple puree and strawberry puree are 30%, 25% and 40% respectively.

Bio Animal Feed: We have received increased interest for high-quality bio feed after the 2008 scandals with tainted milk products in China. The major customers in bio animal feed are livestock and poultry companies. If we enter into the bio animal feed industry, no additional raw materials will be required for us as we can use the residue from our juice concentrate processing. There is a total of 500,000 MT of fruit and vegetable waste in Laiyang area.

Through our research with China Agriculture University, Laiyang Pear wastes, as the main raw material for bio animal feed described above, consist of Laiyang Pear pulp, Laiyang Pear seeds, and Laiyang Pear stalks which account for 96.2%, 3.1% and 0.7% respectively. They contain various nutritional compositions such as crude protein, crude fiber, crude fat, non-nitrogen extract, calcium, digestible energy, metabolizable energy, phosphorus, potassium, iron, manganese, sulfur and many other mineral substances and trace elements, of which the iron content in Laiyang Pear wastes is 4.9 times that of corn; lysine, methionine and arginine content is 1.7 times, 1.2 times and 2.75 times that of corn; vitamin B2 is 3.5 times that of corn, and more than 15% total sugar in nitrogen-free extract. Other fruit and vegetable wastes, which are rich in sugar, vitamin C and starch, can also be used as raw materials for bio feed. However, such other raw materials are required to be fresh, clean and free of debris or sediment.

We will use fermenter, inoculated cans, vacuum pumps, fermentation tanks, stainless steel pumps, ozone machines, laboratories, and laboratory equipments to produce bio animal feed in accordance with the quality standard “China Feedstuff Sanitation Standard” and “Chinese Feedstuff Quality Control New Technology Standard.” The shelf life of the bio animal feed product is 12 months.

The bio-feed, which we produce through fermenting fruit and vegetable wastes, utilizes microorganisms and complex enzymes as zymophytes so as to convert the raw materials into the bio-fermented feed comprised of  mycoproteins, bioactive amino acids of small- peptides,  micro-bio-active probiotics and complex enzymes. The four-strain high-protein bacteria applied for bio animal feed production can effectively transform the carbohydrates in the fruit wastes, such as organic acids, tartaric acids and hemicelluloses into various proteins and accordingly enhance the overall protein content  in fruit wastes. Our bio feed product is also featured with rich content of  nutritional components,  various probiotics, over 20 kinds of amino acids, a wide variety of vitamins as well as microelements. It also contains varied organic acids including oligose, citric acid, tartaric acid and more.

Modern medical experts worldwide have proved through scientific research efforts that amino acids, vitamins, microelements and oligose are all indispensable nutrients for all animal lives, i.e., protein. Protein is the foundation of life and amino acids can maintain normal operation of physiological function, antibody and metabolism of animals. Shortage of protein will result in deteriorating physique, slower development, weakened immunity, anemia and hypodynamia, up to edema or fatal threat to life. Vitamins play an important regulatory role in substance metabolism and help improve the metabolism; microelements can regulate the homeostasis of animals, benefit metabolism of blood fat and prevent arteriosclerosis. Oligose is a natural immunopotentiator, whose active constituents are B-1.3/1.6 glycogen-accumulating organisms and mannitose and helpful to reproductive assimilation of beneficial bacterium in animal bodies.

Therefore, the bio animal feed we intend to produce has higher protein content and nutrient content than other average feeds. As such, long-term use of bio animal feed will improve dairy cattle’s immune system and disease resistance.

In connection with the technology used to produce bio animal feed, we are under application of a patent with the State Intellectual Property Office of P.R. China to protect our technology. The application number is 200910015442.2. Such technology and production method is owned by Zhide Jiang, the Chief Executive Officer of Longkang Juice.

Features of animal feed products:

In 2007, Longkang and China Agriculture University worked together and developed animal feed production technology by fermenting fruit and vegetable waste. The main features of animal feed product are:

•
Low cost: While the normal feed price is approximately 2500RMB/MT, the price at which we estimate we can sell our bio-animal feed is approximately 1600RMB/MT.  In our production, we can utilize residue from Laiyang Pear juice concentrate production, therefore there is no incremental raw material cost for production.

•
High milk production: The protein content of our product will be 15% which is 5% higher than normal animal feed. Our research shows that the dairy cattle have higher milk production after taking the bio-feed product.

•	Reduced waste: The residue from production has historically needed to be disposed of as waste. By utilizing the waste to produce bio-feed, waste shall be reduced.

•	Improves dairy cattle’s immune system and disease resistance: Bio-feed can be used as feed attractant before and after weaning calves in order to support their immune system.

Production

Production facility

Our primary production facility is located in Laiyang city, Shandong province in PRC. We have two production lines with combined production capacity of 35,000 MT and occupy approximately 5,272 acres of plantation fields.  One production line has two pressers from which provide a total capacity of 80MT per hour with capacities of 20MT per hour and 60MT per hour, respectively. The enrichment equipment is imported from APV UK with 18MT concentration capacity per hour. The supporting facilities of plate heat exchanger and tubular sterilization machine are from Shanghai Beverage Machinery Factory with capacity of 20MT per hour, and we are also equipped with a vertical filter from Nanjing Gaoyou filter factory.

Production process & technology

When we produce fruit juice concentrate, we usually crush and beat fresh fruits into mashes, and press fruit mashes until fruit juice comes out. We then mix raw fruit juice with proper amount of compound enzyme to remove pectin and starch. Finally, we filter concentrate fruit juice in concentrators to achieve the target content of soluble solids, acidity and other quality standards. We have recently adopted a number of new technologies for our production processes. One example is that we have been introducing a secondary precipitation process which gives us 10% more juice concentrate from the same input by separating various sediment substances from the crude juice.  After the undesirable sediments are removed, a clarified crude juice of increased quality and shelf-life is obtained and turned into juice concentrate. We estimate that this will reduce costs in the amount of approximately 416RMB/ton. In addition, we have developed technology that reduces browning of the produce and that helps to maintain Laiyang Pear’s nutritional and medical benefits by storing the concentrate at a low temperature.

Quality Control

We place primary importance on quality.  Our production facility has ISO 9001 and HACCP series qualifications. We have established a quality control and food safety management system for the purchase of raw materials, fruit processing, packaging, storage and distribution.  We have also adopted internal quality standards that we believe are stricter than the standards mandated by the PRC government.

Specifically, our requirements for the light transmittance, turbidity, sourness and hygienic criteria of Laiyang Pear juice concentrate are all higher than the national standard in PRC. As juice has a high turbidity and low light transmittance, the acidophilic heat-resistant bacteria in the juice are more likely to reproduce and metabolize when the juice concentrate is diluted to commodity juice, producing chemical compound, bromophenesic acid, which worsens the flavor of juice or even results in white sediment on the bottom of inner package. Our Laiyang Pear juice concentrate product is free of this problem because it is produced following the quality requirements higher than the national standard. In addition, the higher the sourness, the higher the content of vitamin C and other nutrients would be, which is beneficial to the human body.  By implementing quality criteria higher than the national standard, we make our products more competitive in the market.

High quality raw materials are crucial to the production of quality fruit products. Therefore, we rigorously examine and test fresh fruits arriving at our plant. Any fruits that fail to meet our quality standard will be rejected. We perform routine product inspections and sample testing at our production facility and adhere to strict hygiene standards. All of our products undergo inspection at each stage of the production process, as well as post production inspections and final checking before distribution for sales. Products in storage or in the course of distribution are also subject to regular quality testing.

Raw Materials and Suppliers

Laiyang Pear, iron drums and coal are our major raw materials.

Our headquarters and manufacturing facilities are strategically located in close proximity to the Laiyang Pear orchards on the Jiaodong Peninsula, providing easy access to the only supply of Laiyang Pear in the world. We maintain effective costs through cooperative agreements with local farmers and through receiving government support.

There are two kinds of cooperative agreements: (i) five years cooperative agreements with local farmers pursuant to which Longkang Juice shall send technical managers to these local farmers for technical guidance and follow-up service during the production process. Thereafter, Longkang Juice shall purchase all the qualified Laiyang Pear from contract farmers at the higher of (a) the minimum guarantee price of 750 RMB per ton (equal to approximately $110 per ton) or (b) the market price. If Longkang Juice and the contract farmers have cooperated for more than 5 years, the unit price of the qualified raw fruits will increase approximately $3.4 per ton; and (ii) five years cooperative agreements with local farmers pursuant to which Longkang Juice subcontracts the orchards to these farmers for 1200 RMB per mu (equal to approximately $1055 per acre) each year. In connection with the minimum guaranteed price paid to farmer at the time of the purchase, we do not have any other price guarantees to adjust the price of previously purchased pears. In addition, the Laiyang government exempted agriculture and forestry specialty tax on us of 260 RMB per mu (equal to approximately $228 per acre). This is conditioned on that we shall implement our development plan, as describe below, to develop an additional 3,295 acres of Laiyang Pear plantation per year. By doing so, we will actively help to increase the income of local farmers and boost the development of the Laiyang Pear industry.

We have also secured our supply of Laiyang Pear by acquiring land use rights to 500 acres of Laiyang Pear orchards with plans to acquire additional land use rights in the future to develop green-certified products. These supply arrangements provide us with advantages in terms of product quality, and stability and reliability of delivery.

Green certified products in China refer to a specific mode of production, identified by the specialized agencies, licensing the use of clean green food logo safety trademark on high-quality and nutritious food. Green certified products have two standards: AA-and A grade. AA grade refers to the process of food production that does not use any harmful synthetic substances; A-grade refers to the production process that allows limited use of qualified synthetic substances. In short, green certified products are safe, healthy and nutritious.

The Laiyang Pear has a history of nearly 1,600 years of known production. The oldest Laiyang Pear tree still producing the pears is more than 400 years old.  The fields for growing Laiyang Pear total approximately 82,372 acres, and result in total production of approximately 1.5 million tons of Laiyang Pear.  Longkang has contracted fields of approximately 5,272 acres. Longkang currently uses approximately 350,000 tons of Laiyang Pear, which is approximately 23% of the total Laiyang Pear production. In addition, in 2009, the China Agriculture Ministry decided to develop 164,745 acres of Laiyang Pear plantations which will be managed by the Laiyang city government. Laiyang city government will implement such order by developing 16,475 acres of Laiyang Pear plantation each year, among which Longkang Juice will develop our own plantation amounting to 3,295 acres each year, so as to ensure enough raw materials to increase capacity. Thus, we plan to develop 3,295 acres of Laiyang Pear plantation per year. We are therefore confident that there will be enough raw materials to meet the increased capacity for our company following the expansion.

Other main suppliers are Qixia Fangyuan Co., Ltd, Laiyang Dali Co., Ltd, Yingwei Yu, Zuwei Jiang, and Lijun Wang.

•
Qixia Fangyuan Co., Ltd. is located at Qixia Industrial Zone. It produces 400,000 iron drums every year, of which we need about 120,000 drums to package the juice concentrate products. The iron drums are produced in accordance with international standards and we have had no quality or supply problems with this company in the last few years.

•
Laiyang Dali Co., Ltd. is located in Laiyang city and it supplies coal throughout the year. We signed a long term contract with Laiyang Dali Co., Ltd. for approximately 20,000 tons of coal per year. There have been no quality problems with this company in the last few years.

•
Yingwei Yu, Zuwei Jiang and Lijun Wang have been working in the fruit buying and transportation business for many years. They have many branch stations which allow us to harvest a high volume of pears during harvest season. They have specialists and equipment required to test the quality of our pears.

Research & Development

Our research and development activities are driven by changing consumer tastes and preferences, the need to develop high margin product segments, adapting to healthy lifestyle demands, utilizing all components of the raw materials, and growing demand for green products.

There are 40 skilled food specialists in our company which guarantees the product quality as well as possibility of new product development. We also work with outside institutions to get their support. For instance, in 2005, through the efforts of the experts from South Korea/Italy and the Chinese Research Institute of Fruit as well as our specialists, issues such as the difficulty of storage of Laiyang Pear; the issue of Laiyang Pear easily turning brown and the issue that Laiyang Pears were difficult to transport were all resolved, which made Laiyang Pear juice concentrate successfully produced.

In recent years, we continue to work with third party institutions and research institutes for technical support and cooperation. We established long-term relationships with the China Agricultural University; Laiyang Agricultural College; Shandong Institute of Light Industry and China Research Institute of Fruit, so that we can timely update and achieve better understanding in technology, information and human resource for the China and international markets.

We also invested in advanced laboratory equipment, including chromatography, precision scales, spectrophotometer, high-speed centrifuges, small tube sterilization machine, membrane filter and relevant equipment of fruit juice production testing, as well as the sterile laboratories which can be used for precise analysis in comprehensive study.

Below are the summaries of our current research projects:

We cooperate with Laiyang Agricultural College commencing from January 2005 to work on a research project regarding Laiyang Pear juice decolorization to develop natural honey. The project was completed in December 2009 and the total cost of the project was $1,025,055.

In 2006, we entered into an agreement Project of High Tech Bio Feed Stuff from Fruit and Vegetable Waste with China Agriculture College. The research began in January 2006 and was completed at December 2009. The project cost $879,000.  We use vacuum pump and a set of straw, a set of steam warming pipe, stainless steel pump and a set of straw, 4 of high intensity plastic, one piece of cover (the size depends on the size of fermentation pond), ozone developer, 4 of long sensor thermometer, fermentation tank, a set of pre-processing machinery, a set of lab facility and conduct the research at the laboratory of China Agriculture College. All the production of this research project will belong to our company. In connection with the technology used to produce bio animal feed, we are under application of a patent with the State Intellectual Property Office of P.R. China to protect our technology. The application number is 200910015442.2. Such technology and production method is owned by Zhide Jiang, the Chief Executive Officer of Longkang Juice.

In addition, we cooperate with Fruit Research Institute of China commencing from January 2005 to work on a research project regarding abstract preservatives and oil from seeds and waste from after juice concentrate production for use in cosmetic skin care products and natural preservatives. The project was completed in December 2009 and the total cost of the project was $585,745.

Together with Fruit Research Institute of China, we also worked on a research project regarding secondary precipitation to increase production yield of Laiyang Pear juice concentrate commencing from January 2005 and ending in December 2009. The total cost of the project was $585,745.

On March 1, 2010, we entered into a cooperative R&D contract with the Preclinical Medicine Research Laboratory of Shandong Medicine Academy to develop the applications of immunoregulation and antitumor effects of Laiyang Pear juice concentrate. This R&D project is expected to be completed by early 2012 and the total cost of the project is $732,500.

Marketing, Sales & Distribution

Currently, our products are only sold in the PRC, and we utilize distributors for the sale of our products. We have a total of seven (7) distributors, some of which are also the end users of the product. Our customers pick up the products from our factory directly using refrigerated trucks.

We anticipate beginning to sell our products through direct sales to the pharmaceuticals and health supplement manufacturers in the second half year of 2010, and we have begun direct marketing to the end users. In our direct marketing efforts, we have collected information lists about potential end users who are mainly in the pharmaceutical or healthcare industry. We have contacted these potential end users to introduce our products, and free samples are sent upon request. Once we negotiate purchase terms and execute the contract with the customer, our factories will begin producing with customer specifications. We intend to visit our major customers periodically to make sure that they are satisfied with our product and service.

Customer Concentration

The Company’s customers are in the health supplement, pharmaceutical, fruit juice, and other food product industries in Shandong, Guangdong, Liaoning and Jiangsu provinces in the PRC. Below is a chart indicates the geographic distribution in 2008 and 2009:

Currently we have seven (7) customers. Our customers and sales for 2009 & 2008 are as follows:

Customers	2009(US)	2008(US)	Applied Market
Shandong Zhanhua Haohua Fruit Juice Co., Ltd.	$10,887,161	$17,344,300	This customer uses juice concentrate as an ingredient in their own beverage products.
Qingdao Dongxu Xinshen Trading Co.	14,121,668	11,878,235	This customer sells juice concentrate to Chinese medicine and juice beverage suppliers.
Yantai Jinyuan Food Co., Ltd.	11,504,347	11,415,522	This customer uses juice concentrate as a sweetener for their export products.
Xintai Hengxin Trading Co.	11,775,909	9,180,354	This customer sells to bakery, candy, fruit juice and other producers.
Guangzhou Huaqing Trading Co., Ltd.	10,584,740	9,111,255	This customer sells to food additive, fruit juice and export companies.
Dandong Jinwang Trading Limited	10,757,553	8,787,622	This customer distributes to pharmaceutical and health supplement manufacturers.
Dongtai Hongda Company	12,928,518	6,413,590	This customer distributes to pharmaceutical and health supplement manufacturers.

According to our development strategies, in 2009 we modulated the sales policies to emphasize and enhance sales strength to the customers in the pharmaceutical and health supplement industries, so as to increase the revenue proportion of  the customers that produce end-products in pharmaceutical and health supplement industries versus those in the food and beverage industries.  We plan to increase the revenue percentage in the pharmaceutical and health supplement industries to more than 90% by the end of 2010.

Due to the higher profit margin as well as more pricing power of our product sold to pharmaceutical and health supplement industries and on the other hand, the limitation of our production capacity, we negotiated with our customers to accept the adjusted supply proportion for different industries.  As a result, as compared with the year ended December 31, 2008, for the year ended December 31, 2009 our sales to Shandong Zhanhua Haohua Fruit Juice Co., Ltd., which mainly use our products for food and beverage products, decreased significantly by 59.3%, whereas the sales to Qingdao Dongxu Xinshen Trading Co., Dandong Jinwang Trading Limited, and Dongtai Hongda Company, which mainly use our products for pharmaceutical and healthy supplement products and are our most important sales targets, increased significantly by 18.9%,  22.4% and 101.6%, respectively.

Overall, 54% of our products are sold to health supplement companies, 35% to Chinese medicine companies, 7% to fruit juice producers and 4% to food producers.

Pursuant to our sales contracts with the above customers, in 2008 and 2009, our Laiyang Pear juice concentrate were sold from $2,570 to $2,710 per ton and primarily, we receive a cash payment when the products are delivered to the customers. We also entered into supplemental agreement with certain customers that, as a sales incentive, we provided our customers a 1% sales revenue rebate if our customers made their orders in first quarter of 2009 and paid us within three months after the sales were made. We do not plan to offer such rebate again in the future.

Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

Increase production capacity.  Our existing two production lines have been running at close to full capacity while the market demand for our existing products keeps increasing.  We also have an abundant supply of source fruits to support the expansion of our business. We plan to add one new production line for the processing of juice concentrate and puree products by June 2010: the production capacity of this new production line will be 30 MT per hour.  This production line will include raw material transfer and fruit crushing facilities; a primary and secondary presser system; puree/juice purification system; filtration system; concentration system; steam cleaning system; aseptic packing system, etc. We also plan to add a refrigerated warehouse to store our products.

 Further strengthen our raw materials procurement network.  We believe that a secure supply of principal raw materials is crucial to our future success. Hence, we intend to further strengthen our existing cooperative relationship with existing local farmers and contract growers. Currently, we have 5,272 acres (6.4% of the overall field area of the Laiyang Pear in Laiyang city) of cooperative plantation according to cooperative agreements with contract farmers. In addition, we have exclusive land leases from the Laiyang city government of approximately 500 acres of land and will continue to expand our plantation fields. These land leases all have a thirty (30) year term and executed in either 2007 or 2008 for a price range from 1121 RMB to 1206 RMB per mu (equal to approximately $985 to $1060 per acre) per year.  We aim to produce our own Laiyang Pear, to maintain the quality of the Laiyang Pear and to reduce raw material costs.

Further expand our distribution network to increase the prevalence of our products nationwide.  Our current sales depend heavily on our regional distributors and their network. To support our rapid growth in sales, we plan to further expand our distribution network by adding more new distributors in the next few years. In addition, we also plan to expand upon our customer base by developing new relationships with end users in markets we have not yet penetrated.

Continue to diversify our product portfolio to satisfy different customer preferences.  We currently produce three types of fruit juice concentrate: Laiyang Pear, apple and strawberry. We constantly evaluate our products and seek to adapt to changing market conditions by updating our products to reflect new trends in consumer preferences.  We have finished research and development for our new product berries. We also intend to develop and produce bio animal feed as byproduct of pear juice concentrate and fruit puree products to further diversify our product mix and increase our revenue. We will analyze the market trends and customer preference to decide which products to be launched.

Create brand awareness.  We believe that as we continue our expansion efforts we will be able to increase brand awareness among consumers and among the pharmaceutical and medical community. In addition, as Laiyang Pear has been registered as a trademark by the Laiyang government, and we have been authorized as the exclusive producer of Laiyang Pear juice concentrate until January 2039, we plan to work with other product manufacturers to include the “Laiyang Pear” trademark on products that include our Laiyang Pear juice concentrate. This may develops Laiyang Pear into a brand name and increase our sales.

Competition

Our main product is Laiyang Pear juice concentrate and we face little direct competition due to the following reasons: we are the only producer of Laiyang Pear juice concentrate. Laiyang Pear only grows on both sides of Five Dragon River in Laiyang city due to unique climate and environmental factors. The Laiyang Pear trademark is a registered trademark of the Laiyang city government. We have been granted by the Laiyang government as the exclusive producer of Laiyang Pear juice concentrate beginning in January 2009 for a period of 30 years. No other producer can use the trademark or enter into the Laiyang Pear juice concentrate business until the exclusive rights held by the Company have expired. Additionally, we are authorized to use the trademark and can develop our brand name as the exclusive producer.

There are no other producers of Laiyang Pear juice concentrate, however, there are currently a number of well-established companies producing other kinds of fruit concentrate that compete directly with our product offerings, and some of those competitors have significantly more financial and other resources than we possess. We anticipate that our competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics. Therefore, we plan to enter into puree market and bio animal feed industry to diverse the market risk to our current products.

Competitive Advantages

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

Only Laiyang Pear juice concentrate producer in China. We are the only Laiyang Pear juice concentrate producer in China and we enjoy a strong geographic advantage due to its proximity to the Laiyang Pear growing orchards. The use of premium quality raw materials provides our products with a high concentration of fruit. “Laiyang Pear” as a trademark has been registered by the Laiyang city government. We have been granted by the Laiyang government as the exclusive producer of Laiyang Pear juice concentrate beginning January 2009 for a period of 30 years. No other producer can use the trademark or enter into the Laiyang Pear juice concentrate business until the exclusive right of our company has been expired.

Established raw material procurement network. We are in a location in the temperate zone with the ideal climate condition for fruit farming, especially apples and Laiyang Pears. It is also ideal for transporting to other parts of China as well as for exporting overseas. It has traditionally been a major fruit production area and the key fruit farming and processing base for Chinese as well as international companies. In Laiyang City alone, the current apple plantation is about 86,580 hectare with annual production of 3 Million MT and Laiyang Pear plantation of 33,300 hectare with the annual production of 1.5 million metric tons (“MT”). We also have our own dedicated plantation for Laiyang Pear of 5,772 acres with annual yield of 105,000 MT. We maintain effective costs through cooperative agreements with local farmers of the Laiyang Pear in Laiyang city. We have also secured our supply of Laiyang Pear mainly through contract growers, and to a lesser degree, through purchase from the open market. In addition, we have exclusive land leases from the Laiyang city government and have started growing our own orchards with plans to expand in the future to develop green-certified products. These supply chain arrangements provide us with advantages in terms of product quality, and stability and reliability of delivery.

Emphasis on quality control and food safety.  We emphasize quality and safety and have quality control and food safety management systems for all stages of our business, including raw materials sourcing, production, packaging and storage of our products.  We apply and adhere to internal quality standards that we believe are stricter than the PRC national standards. Our processing facility possesses ISO9001 and HACCP series qualifications.

Intellectual Property

To date, we do not have any trademark registration for our technologies. However, we rely on trade secret protection and confidentiality agreements to protect our proprietary information and know-how and have entered into non-disclosure agreements with certain of our key employees and executives to protect our trade secrets. In connection with the technology used to produce bio animal feed, we are under application of a patent with the State Intellectual Property Office of P.R. China to protect our technology. The application number is 200910015442.2. Such technology and production method is owned by Zhide Jiang, the Chief Executive Officer of Longkang Juice.

Regulation

The food industry, of which fruit based products form a part, is subject to extensive regulation in China. This following summarizes the most significant PRC regulations governing our business in China.

Food Hygiene and Safety Laws and Regulations

As a producer of food products in China, we are subject to a number of PRC laws and regulations governing food safety and hygiene, including:

•	the PRC Product Quality Law;

•	the PRC Food Hygiene Law;

•	the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises (trail implementation);

•	the Regulation on the Administration of Production Licenses for Industrial Products;

•	the General Measure on Food Quality Safety Market Access Examination;

•	the General Standards for the Labeling of Prepackaged Foods;

•	the Standardization Law;

•	the Regulation on Hygiene Administration of Food Additive;

•	the Regulation on Administration of Bar Code of Merchandise; and

•	the PRC Metrology Law.

These laws and regulations set out safety and hygiene standards and requirements for various aspects of food production, such as the use of additives, production, packaging, handling, labeling and storage, as well as facilities and equipment. Failure to comply with these laws and regulations may result in confiscation of our products and proceeds from the sales of non-compliant products, destruction of our products and inventory, fines, suspension of production and operation, product recalls, revocation of licenses, and, in extreme cases, criminal liability.

Environmental Regulations

We are subject to various governmental regulations related to environmental protection. The major environmental regulations applicable to us include:

•	the Environmental Protection Law of the PRC;

•	the Law of PRC on the Prevention and Control of Water Pollution;

•	Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution;

•	the Law of PRC on the Prevention and Control of Air Pollution;

•	Implementation Rules of the Law of PRC on the Prevention and Control of Air Pollution;

•	the Law of PRC on the Prevention and Control of Solid Waste Pollution; and

•	the Law of PRC on the Prevention and Control of Noise Pollution.

We have obtained all permits and licenses required for production of our products and believe we are in material compliance with all applicable laws and regulations.

Environment Protection

Our manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities.  We have sewage treatment equipment used for biological treatment. The Laiyang Environmental Protection Agency samples our waste water discharge on a regular basis to make sure the waste water satisfies all environmental requirements. To date, we have not been advised of any violations of any environmental regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Properties

Our corporate office is located at No. 48 South Qingshui Road, Laiyang City, Shandong 265200 People’s Republic of China. The Company has two production lines with combined production capacity of 35,000 MT. Currently, we have 5,272 acres (6.4% of the overall field area of the Laiyang Pear in Laiyang city) of cooperative plantation according to cooperative agreements with contract farmers. In addition, we have exclusive land leases from the Laiyang city government of approximately 500 acres of land and will continue to expand our plantation fields. These land leases all have a thirty (30) year term and executed in either 2007 or 2008 for a price range from 1121 RMB to 1206 RMB per mu (equal to approximately $985 to $1060 per acre) per year.  We aim to produce our own Laiyang Pear, to maintain the quality of the Laiyang Pear and to reduce raw material costs.  There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights, which consist of approximately 500 acres of pear orchards and land for our production facilities and offices, have terms that expire in December 2037 through December 2054.

Employees

As of the date hereof, we have approximately 170 full-time employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees.

Insurance

We have property insurance for our facility located in Laiyang city.  We believe our insurance coverage is customary and standard for companies of comparable size in comparable industries in China.

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance.  Therefore, we are subject to business and product liability exposure.  See “Risk Factors – We do not presently maintain product liability insurance, and our property and equipment insurance does not cover the full value of our property and equipment, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.”

Litigation

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this Form 10-K before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Business

SUBSTANTIALLY ALL OF OUR BUSINESS, ASSETS AND OPERATIONS ARE LOCATED IN PRC.

Substantially all of our business, assets and operations are located in PRC. The economy of PRC differs from the economies of most developed countries in many respects. The economy of PRC has been transitioning from a planned economy to a market-oriented economy. However, a substantial portion of productive assets in PRC is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Some of these measures may have a negative effect on us.

THE CONSULTING AGREEMENT BETWEEN MEKEFUBANG AND LONGKANG JUICE MAY BE TERMINATED IF CIRCUMSTANCES ARISE WHICH MATERIALLY AND ADVERSELY AFFECT THE PERFORMANCE OR THE OBJECTIVES OF SUCH AGREEMENT, AND WE MIGHT NOT BE ABLE TO COLLECT AND OWN ALL OF THE NET PROFITS OF LONGKANG JUICE, WHICH WILL ADVERSELY AFFECT OUR OPERATION AND PERFORMANCE.

Presently all of our business operations are carried out by Shandong Longkang Juice Co., Ltd., a limited liability company under the laws of China. We do not own any equity interests in Longkang Juice, but control and receive the economic benefits of its business operations through contractual arrangements. One of the contractual agreements is a Consulting Services Agreement, by and between MeKeFuBang and Longkang Juice through which MeKeFuBang has the right to advise, consult, manage and operate Longkang Juice, and collect and own all of the net profits of Longkang Juice. Pursuant to Section 7.2.4 of the Consulting Services Agreement, either party may terminate such agreement if circumstances arise which materially and adversely affect the performance or the objectives of this agreement. If circumstances that materially affect our performance do arise in the future and if either party decides to terminate this agreement, we might not be able to control and receive the economic benefits of Longkang Juice and it will adversely affect our operation and performance.

THE CONTRACTUAL AGREEMENTS THROUGH WHICH WE HAVE ESTABLISHED CONTROL OF LONGKANG JUICE MAY NOT BE AS EFFECTIVE IN PROVIDING OPERATIONAL CONTROL AS DIRECT OWNERSHIP OF LONGKANG JUICE. BECAUSE WE RELY ON LONGKANG JUICE FOR OUR REVENUE, ANY TERMINATION OF OR DISRUPTION TO THESE CONTRACTUAL ARRANGEMENTS COULD DETRIMENTALLY AFFECT OUR BUSINESS.

Presently all of our business operations are carried out by Longkang Juice, a limited liability company under the laws of China. We do not own any equity interests in Longkang Juice, but control and receive the economic benefits of its business operations through contractual arrangements. The contractual arrangements are between Longkang Juice, its owners, MeKeFuBang and Merit Times, our wholly-owned subsidiary in the PRC. The contractual arrangements are comprised of a series of agreements, including: (1) a Consulting Services Agreement, (2) an Operating Agreement, (3) a Proxy Agreement, (4) an Option Agreement, and (5) an Equity Pledge Agreement. Through these contractual arrangements, we have the ability to substantially influence the daily operations and financial affairs of Longkang Juice, as we are able to appoint its senior executives and approve all matters requiring stockholder approval. Accordingly, we consolidate Longkang Juice’s results, assets and liabilities in our financial statements.

However, these contractual agreements may be terminated under certain circumstances. In addition, these agreements are governed by the PRC laws and regulations. PRC laws and regulations concerning the validity of the contractual arrangements are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the PRC government may involve substantial uncertainty. Further, our contractual arrangements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws. If Longkang Juice or its stockholders fail to perform the obligations under the contractual arrangements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. Therefore our contractual arrangements may not be as effective in providing control over Longkang Juice as direct ownership. Because we rely on Longkang Juice for our revenue, any termination of or disruption to these contractual arrangements could detrimentally affect our business.

OUR PLANS TO EXPAND OUR PRODUCTION AND TO IMPROVE AND UPGRADE OUR INTERNAL CONTROL AND MANAGEMENT SYSTEM WILL REQUIRE CAPITAL EXPENDITURES IN 2010.

Our plans to expand our production and to improve and upgrade our internal control and management system will require capital expenditures in 2010. We may also need further funding for working capital, investments, potential acquisitions and joint ventures and other corporate requirements. Cash generated from our operations may not be sufficient to fund these development plans, and our actual capital expenditures and investments may significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. We may not be able to obtain external financing at reasonable costs. Failure to obtain sufficient external funds for our development plans could adversely affect our plan to expand our production and to improve an upgrade our internal control and management system.

BECAUSE WE EXPERIENCE SEASONAL FLUCTUATIONS IN OUR SALES, OUR QUARTERLY RESULTS WILL FLUCTUATE AND OUR ANNUAL PERFORMANCE WILL DEPEND LARGELY ON RESULTS FROM TWO QUARTERS.

Our business is highly seasonal, reflecting the harvest season of our primary source fruits during the months from June through February of the following year.  Typically, a substantial portion of our revenues are earned during our first, third and fourth quarters. We generally experience lower revenues during our second quarter. If sales in the first, third and fourth quarters are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results.

WEATHER AND OTHER ENVIRONMENTAL FACTORS AFFECT OUR RAW MATERIAL SUPPLY AND A REDUCTION IN THE QUALITY OR QUANTITY OF OUR FRESH FRUIT SUPPLIES MAY HAVE MATERIAL ADVERSE CONSEQUENCES ON OUR FINANCIAL RESULTS.

Our business may be adversely affected by weather and environmental factors beyond our control, such as adverse weather conditions during the squeezing season. We cannot assure you that the necessary raw materials will continue to be available to us in quantities and at prices currently in effect or acceptable to us. The prices for and availability of these raw materials have varied significantly and may affect the quantity and profitability of our products.  A significant reduction in the quantity or quality of fresh fruits harvested resulting from adverse weather conditions, disease or other factors could result in increased per unit processing costs and decreased production, with adverse financial consequences to the Company.

WE DEPEND ON A CONCENTRATION OF CUSTOMERS, THE LOSS OF ONE OR MORE OF WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS AND REVENUES.

Our revenue is dependent in large part on significant orders from a limited number of customers. We depend on seven primary customers to purchase our product.   Sales to our five largest customers accounted for approximately 73.7% and 79.46% of our net sales during the years ended December 31, 2009 and 2008, respectively. Customer demand depends on a variety of factors including, but not limited to, our customers’ financial condition and general economic conditions. If our sales to any of our customers are reduced for any reason, such reduction may have a material adverse effect on our business, financial condition and results of operations.

WE DERIVE SUBSTANTIALLY ALL OF OUR REVENUES FROM SALES IN THE PRC AND ANY DOWNTURN IN THE CHINESE ECONOMY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND FINANCIAL CONDITION.

Substantially all of our revenues are generated from sales in the PRC. We anticipate that revenues from sales of our products in the PRC will continue to represent the substantial portion of our total revenues in the near future. Our sales and earnings can also be affected by changes in the general economy since purchases of juice products are generally discretionary for consumers. Our success is influenced by a number of economic factors which affect disposable consumer income, such as employment levels, business conditions, interest rates, oil and gas prices and taxation rates. Adverse changes in these economic factors, among others, may restrict consumer spending, thereby negatively affecting our sales and profitability.

CONCERNS OVER FOOD SAFETY AND PUBLIC HEALTH MAY AFFECT OUR OPERATIONS BY INCREASING OUR COSTS AND NEGATIVELY IMPACTING DEMAND FOR OUR PRODUCTS.

We could be adversely affected by diminishing confidence in the safety and quality of certain food products or ingredients, even if our practices and procedures are not implicated. As a result, we may also elect or be required to incur additional costs aimed at increasing consumer confidence in the safety of our products. For example, a crisis in China over melamine-contaminated milk in 2008 has adversely impacted overall Chinese food exports since October 2008 as reported by the Chinese General Administration of Customs, even though most foods exported from China were not implicated in these issues. We believe that the contaminated milk crisis also had a negative effect on sales of our concentrated juices in fiscal year 2008.  Our success depends on our ability to maintain the product quality of our existing products and new products.  Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products.

WE DO NOT PRESENTLY MAINTAIN PRODUCT LIABILITY INSURANCE, AND OUR PROPERTY AND EQUIPMENT INSURANCE DOES NOT COVER THE FULL VALUE OF OUR PROPERTY AND EQUIPMENT, WHICH LEAVES US WITH EXPOSURE IN THE EVENT OF LOSS OR DAMAGE TO OUR PROPERTIES OR CLAIMS FILED AGAINST US.

We currently do not carry any product liability or other similar insurance. Unlike the United States and many other countries, product liability claims and lawsuits in the PRC are rare. However, we cannot guaranty that we would not face liability in the event of the failure of any of our products. Furthermore, we cannot guaranty that product liability exposures and litigation will not become more commonplace in the PRC or that we will not face product liability exposure or actual liability as we expand our sales into international markets, like the United States, where product liability claims are more prevalent.

We may be required from time to time to recall products entirely or from specific co-packers, markets or batches.  Product recalls could adversely affect our profitability and our brand image.  We do not maintain recall insurance.

While we have not experienced any credible product liability litigation to date, there is no guaranty that we will not experience such litigation in the future.  In the event we do experience product liability claims or a product recall, our financial condition and business operations could be materially adversely affected.

GOVERNMENTAL REGULATIONS AFFECTING THE IMPORT OR EXPORT OF PRODUCTS COULD NEGATIVELY AFFECT OUR REVENUES.

The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the export of some of our products.  We do not currently export the Company’s concentrated fruit juice directly or indirectly out of the PRC. However, if we were to begin exporting our products in the future, governmental regulation of exports, or our failure to obtain required export approval for our products, could harm our international and domestic sales and adversely affect our revenues.  In addition, failure to comply with such regulations could result in penalties, costs, and restrictions on export privileges.

WE MAY EXPERIENCE MAJOR ACCIDENTS IN THE COURSE OF OUR OPERATIONS, WHICH MAY CAUSE SIGNIFICANT PROPERTY DAMAGE AND PERSONAL INJURIES.

We may experience major accidents in the course of our operations, which may cause significant property damage and personal injuries. Significant industry-related accidents and natural disasters may cause interruptions to various parts of our operations, or could result in property or environmental damage, increase in operating expenses or loss of revenue. The occurrence of such accidents and the resulting consequences may not be covered adequately, or at all, by the insurance policies we carry. In accordance with customary practice in China, we do not carry any business interruption insurance or third party liability insurance for personal injury or environmental damage arising from accidents on our property or relating to our operations other than our automobiles. Losses or payments incurred may have a material adverse effect on our operating performance if such losses or payments are not fully insured.

OUR PLANNED EXPANSION AND TECHNICAL IMPROVEMENT PROJECTS COULD BE DELAYED OR ADVERSELY AFFECTED BY, AMONG OTHER THINGS, DIFFICULTIES IN OBTAINING SUFFICIENT FINANCING, TECHNICAL DIFFICULTIES, OR HUMAN OR OTHER RESOURCE CONSTRAINTS.

Our planned expansion and technical improvement projects could be delayed or adversely affected by, among other things, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints. Moreover, the costs involved in these projects may exceed those originally contemplated. Costs savings and other economic benefits expected from these projects may not materialize as a result of any such project delays, cost overruns or changes in market circumstances. Failure to obtain intended economic benefits from these projects could adversely affect our business, financial condition and operating performances.

WE WILL ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND ANY FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Although there are no other producers of Laiyang Pear juice concentrate, there are currently a number of well-established companies producing other kinds of fruit concentrate that compete directly with our product offerings, and some of those competitors have significantly more financial and other resources than we possess. We anticipate that our competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics. Aggressive marketing or pricing by our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

Currently, we have been granted as the exclusive producer of Laiyang Pear juice concentrate until January 2039. However, if the Laiyang city government rescinds our right as the exclusive producer of Laiyang Pear juice concentrate, we could face increasing competition although we have the advantages in technology and sales network to produce and sell Laiyang Pear juice concentrate.

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

Our limited operating history in the fruit product industry may not provide a meaningful basis for evaluating our business. Longkang Juice entered into its current line of business in November 2004. Although our revenues have grown rapidly since its inception, we cannot guaranty that we will maintain profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•	obtain sufficient working capital to support our expansion;

•	maintain or protect our intellectual property;

•	maintain our proprietary technology;

•	expand our product offerings and maintain the high quality of our products;

•	manage our expanding operations and continue to fill customers’ orders on time;

•	maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

•	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed;

•	successfully integrate any future acquisitions; and

•
anticipate and adapt to changing conditions in the fruit product industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of the foregoing risks, our business may be materially and adversely affected.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE AT LEVELS WE EXPECT.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our producing and marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

WE CANNOT ASSURE YOU THAT OUR ORGANIC GROWTH STRATEGY WILL BE SUCCESSFUL WHICH MAY RESULT IN A NEGATIVE IMPACT ON OUR GROWTH, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

One of our strategies is to grow organically through constructing additional production facilities and increasing the distribution and sales of our products by penetrating existing markets in PRC and entering new geographic markets in PRC. However, many obstacles to entering such new markets exist including, but not limited to, established companies in such existing markets in the PRC. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS, WHICH COULD DECREASE OUR PROFITABILITY.

Our future business and financial performance depends, in part, on our ability to successfully respond to consumer preference by introducing new products and improving existing products. We incur significant development and marketing costs in connection with the introduction of new products. Successfully launching and selling new products puts pressure on our sales and marketing resources, and we may fail to invest sufficient funds in order to market and sell a new product effectively.  If we are not successful in marketing and selling new products, our results of operations could be materially adversely affected.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake plant expansion, purchase additional machinery and purchase equipment for our operations and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our ordinary shares can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States (although we may be able to obtain funding in the P.R.C.) and the market fluctuations affect on our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our plant expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the Units.

NEED FOR ADDITIONAL EMPLOYEES.

The Company’s future success also depends upon its continuing ability to attract and retain highly qualified personnel. Expansion of the Company’s business and the management and operation of the Company will require additional managers and employees with industry experience, and the success of the Company will be highly dependent on the Company’s ability to attract and retain skilled management personnel and other employees. There can be no assurance that the Company will be able to attract or retain highly qualified personnel. Competition for skilled personnel in our industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

THE LOSS OF THE SERVICES OF OUR KEY EMPLOYEES, PARTICULARLY THE SERVICES RENDERED BY ZHIDE JIANG, OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR, COULD HARM OUR BUSINESS.

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Zhide Jiang, our Chief Executive Officer and Director. We do not have employment agreements with any of the members of our senior management team, each of whom may voluntarily terminate his employment with us at any time. Following any termination of employment, these employees would not be subject to any non-competition covenants. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

WE MAY NOT BE ABLE TO MEET THE ACCELERATED FILING AND INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE SECURITIES AND EXCHANGE COMMISSION RESULTING IN A POSSIBLE DECLINE IN THE PRICE OF OUR ORDINARY SHARES AND OUR INABILITY TO OBTAIN FUTURE FINANCING.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports.  In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting as well as the operating effectiveness of the company’s internal controls. Commencing with its annual report for the year ending December 31, 2010, we will be required to include a report of management on its internal control over financial reporting.  The internal control report must include a statement

•	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, in the following year, our independent registered public accounting firm is required to file its attestation report separately on our internal control over financial reporting on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule.  In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the Securities and Exchange Commission, which could also adversely affect the market price of our ordinary shares and our ability to secure additional financing as needed.

THE TRANSACTION INVOLVED A REVERSE MERGER OF A FOREIGN COMPANY INTO A FOREIGN SHELL COMPANY, SO THAT THERE IS NO HISTORY OF COMPLIANCE WITH UNITED STATES SECURITIES LAWS AND ACCOUNTING RULES.

In order to be able to comply with United States securities laws, the Company’s operating company prepared its financial statements for the first time under U.S. generally accepted accounting principles and recently had its initial audit of its financial statements in accordance with Public Company Accounting Oversight Board (United States). As the Company does not have a long term familiarity with U.S. generally accepted accounting principles, it may be more difficult for it to comply on a timely basis with SEC reporting requirements than a comparable domestic company.

OUR PRODUCTS ARE SOLD THROUGH A FEW DOMESTIC DEALERS. IT MAY CREATE BUSINESS RISK DUE TO THE DEPENDENCE ON THESE CUSTOMERS.

Our marketing model is to sell our products through domestic Chinese dealers. We rely on a few major customers and the loss of any of these customers could adversely affect our revenues. As we are dependent on these customers, we cannot timely adjust our marketing strategy and maintain or expand our market share according to the changes of customer demand. This may adversely affect our financial condition and operation performance.

CERTAIN OF OUR EXISTING STOCKHOLDERS HAVE SUBSTANTIAL INFLUENCE OVER OUR COMPANY, AND THEIR INTERESTS MAY NOT BE ALIGNED WITH THE INTERESTS OF OUR OTHER STOCKHOLDERS.

Zhide Jiang, our sole officer and director, beneficially owns approximately 41.13% of our issued and outstanding ordinary shares. Therefore, he can exercise significant control us and control the election of our directors and officers. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

MR. ZHIDE JIANG, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS, HAS A CONTROLLING INFLUENCE IN EMERALD ACQUISITION CORPORATION, ITS SUBSIDIARIES AND LONGKANG JUICE, WHICH ENABLES HIM IN DETERMINING THE OUTCOME OF ANY CORPORATE TRANSACTION OR OTHER MATTERS SUBMITTED TO OUR SHAREHOLDERS FOR APPROVAL. WE CANNOT ASSURE YOU THAT MR. ZHIDE JIANG WILL ALWAYS ACT IN THE BEST INTEREST OF THE COMPANY OR ITS SHAREHOLDERS.

Mr. Zhide Jiang is currently the President, Chief Executive Officer and Chairman of the Board of Directors of Emerald Acquisition Corporation. Mr. Zhide Jiang is also the Executive Director of Merit Times International Limited and the Executive Director of MeKeFuBang. Mr. Zhide Jiang is the 60% stockholder and the Executive Director of Longkang Juice. In addition, Mr. Zhide Jiang is the Executive Director of Proud Glory Limited, which is our majority shareholder. Pursuant to the Incentive Option Agreement between Mr. Zhide Jiang and Mr. Chee Fung Tang, the record owner of Proud Glory Limited, Mr. Zhide Jiang has the right and opportunity to acquire up to 100% equity interest of Proud Glory Limited subject to certain contingencies as set forth therein within three years starting from October 22, 2009.  Therefore, Mr. Zhide Jiang has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Mr. Zhide Jiang may also have the power to prevent or cause a change in control. In addition, without the consent of Mr. Zhide Jiang, we could be prevented from entering into transactions that could be beneficial to us. Therefore we cannot assure you that Mr. Zhide Jiang will always act in the best interest of the Company or its shareholders.

OUR MANAGEMENT HAS NO EXPERIENCE IN MANAGING AND OPERATING A PUBLIC COMPANY. ANY FAILURE TO COMPLY OR ADEQUATELY COMPLY WITH FEDERAL SECURITIES LAWS, RULES OR REGULATIONS COULD SUBJECT US TO FINES OR REGULATORY ACTIONS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our current management has no experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties including its consultants, attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition.

Risks Relating to the People’s Republic of China

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO THE PRC COULD ADVERSELY AFFECT OUR COMPANY.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC’s economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of restrictions on currency conversion in addition to those described below.

THE RECENT NATURE AND UNCERTAIN APPLICATION OF MANY PRC LAWS APPLICABLE TO US CREATE AN UNCERTAIN ENVIRONMENT FOR BUSINESS OPERATIONS AND THEY COULD HAVE A NEGATIVE EFFECT ON US.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects.

For example, Chinese laws and regulations concerning the validity of the contractual arrangements are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the Chinese government may involve substantial uncertainty. Additionally, our contractual arrangements are governed by Chinese laws and provide for the resolution of disputes through arbitration proceedings pursuant to Chinese laws. If Longkang Juice or its stockholders fail to perform the obligations under the contractual arrangements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the legal system could limit our ability to enforce the contractual arrangements. Therefore our contractual arrangements may not be as effective in providing control over Longkang Juice as direct ownership. Due to such uncertainty, we may have to take such additional steps in the future as may be permitted by the then applicable law and regulations in China to further strengthen our control over or toward actual ownership of Longkang Juice or its assets. Because we rely on Longkang Juice for our revenue, any termination of or disruption to these contractual arrangements could detrimentally affect our business.

CURRENCY CONVERSION COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Furthermore, the Renminbi is not freely convertible into foreign currencies nor can it be freely remitted abroad. Under the PRC’s Foreign Exchange Control Regulations and the Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, Foreign Invested Enterprises are permitted either to repatriate or distribute its profits or dividends in foreign currencies out of its foreign exchange accounts, or exchange Renminbi for foreign currencies through banks authorized to conduct foreign exchange business. The conversion of Renminbi into foreign exchange by Foreign Invested Enterprises for recurring items, including the distribution of dividends to foreign investors, is permissible. The conversion of Renminbi into foreign currencies for capital items, such as direct investment, loans and security investment, is subject, however, to more stringent controls.

Our operating company is a FIE to which the Foreign Exchange Control Regulations are applicable. Accordingly, we will have to maintain sufficient foreign exchange to pay dividends and/or satisfy other foreign exchange requirements.

EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB8.28 to $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar and, the exchange rate for the Renminbi against the U.S. dollar became RMB8.02 to $1.00. If we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. There can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition.

SINCE MOST OF OUR ASSETS ARE LOCATED IN PRC, ANY DIVIDENDS OF PROCEEDS FROM LIQUIDATION IS SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNMENT AGENCIES.

Our assets are predominantly located inside PRC. Under the laws governing Foreign Invested Enterprises in PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

IT MAY BE DIFFICULT TO AFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

As our operations are presently based in PRC and our director and officer resides in PRC, service of process on our company and such director and officer may be difficult to effect within the United States. Also, our main assets are located in PRC and any judgment obtained in the United States against us may not be enforceable outside the United States.

AN OUTBREAK OF AVIAN INFLUENZA, THE H1N1 “SWINE-FLU” VIRUS, A REOCCURRENCE OF SEVERE ACUTE RESPIRATORY SYNDROME (“SARS”), OR ANOTHER WIDESPREAD PUBLIC HEALTH PROBLEM, COULD ADVERSELY AFFECT OUR OPERATIONS.

A more widespread outbreak of the H1N1 virus, avian influenza or a renewed outbreak of SARS or any other widespread public health problem in the PRC, where all of our operations are conducted, could have an adverse effect on our operations. If such an outbreak were to occur, our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices, that would adversely disrupt our operations.

PRC SAFE REGULATIONS REGARDING OFFSHORE FINANCING ACTIVITIES BY PRC RESIDENTS HAVE UNDERTAKEN CONTINUOUS CHANGES WHICH MAY INCREASE THE ADMINISTRATIVE BURDEN WE FACE AND CREATE REGULATORY UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR BUSINESS.

Recent regulations promulgated by SAFE, regarding offshore financing activities by PRC residents have undergone a number of changes which may increase the administrative burden we face. The failure by our stockholders and affiliates who are PRC residents, including Mr. Jiang, to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our PRC resident stockholders to liability under PRC law.

In 2005, SAFE promulgated regulations in the form of public notices, which require registrations with, and approval from, SAFE on direct or indirect offshore investment activities by PRC resident individuals. The SAFE regulations require that if an offshore company directly or indirectly formed by or controlled by PRC resident individuals, known as “SPC,” intends to acquire a PRC company, such acquisition will be subject to strict examination by the SAFE. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise. This could have a material adverse effect on us given that we expect to be a publicly listed company in the U.S.

Mr. Zhide Jiang, our President, Chief Executive Officer, Chairman of the Board of Directors and also a PRC resident individual, may be required to register at SAFE when he receives stocks of Proud Glory Limited under SAFE regulations if SAFE considers such acquisition will constitute a directly or indirectly controlling over a SPV having substantial interest in a PRC company and therefore constitutes a “round-trip investment”. Failure for Mr. Zhide Jiang to get such approval or registration from SAFE may limit our PRC subsidiary’s ability to collect Longkang Juice’s profit or remit any of our PRC subsidiary’s profits out of the PRC as dividends or otherwise. It may have a material adverse effect on us. To date, Mr. Zhide Jiang has not obtained relevant approval or registration from SAFE as the conditions for him to acquire the stocks of Proud Glory Limited have not yet been satisfied.

ALTHOUGH LONGKANG JUICE’S SHAREHOLDERS HAVE GRANTED MEKEFUBANG THE EXCLUSIVE RIGHT AND OPTION TO ACQUIRE ALL OF THEIR EQUITY INTERESTS IN LONGKANG JUICE THROUGH THE OPTION AGREEMENT, THE EXERCISE OF SUCH OPTION MAY REQUIRE APPROVAL OF PRC MINISTRY OF COMMERCE UNDER RELEVANT PRC LAWS.

On August 8, 2006, six PRC regulatory agencies, including the State Administration for Foreign Exchange (“SAFE”), Ministry of Commerce (“MOC”) and the China Securities Regulatory Commission (“CSRC”), promulgated the Rules on Acquisition of Domestic Enterprises by Foreign Investors (“M&A Rules” or “Circular 10”), a new regulation with respect to the mergers and acquisitions of domestic enterprises by foreign investors that became effective on September 8, 2006. Pursuant to Section 11 of M&A Rules, where a PRC domestic company, enterprise, or natural person proposes to acquire an affiliated PRC domestic company in the name of an offshore company established or controlled by such domestic company, enterprises, or natural person, such acquisition shall be subject to examination and approval of PRC Ministry of Commerce. Relevant parties are not allowed to circumvent this provision by domestic investment by the foreign-funded enterprises or otherwise.

Since Mr. Zhide Jiang is a PRC natural person and Longkang Juice is his affiliated PRC domestic company, acquisition of equity interests in Longkang Juice by us may be deemed as direct or indirect acquisition of a PRC domestic company by an offshore company controlled by a PRC natural person, therefore the approval of PRC Ministry of Commerce is required during the period when Mr. Zhide Jiang has substantial interest in our company. Although all stockholders of Longkang Juice have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang Juice through the option agreement, we can not assure you that we will certainly get such approval at the time MeKeFuBang decides to exercise such option since interpretation and implementation of relevant laws and regulations in China are uncertain as described in the risk factor above.

DUE TO VARIOUS RESTRICTIONS UNDER PRC LAWS ON THE DISTRIBUTION OF DIVIDENDS BY OUR PRC OPERATING COMPANIES, WE MAY NOT BE ABLE TO PAY DIVIDENDS TO OUR STOCKHOLDERS.

The Wholly-Foreign Owned Enterprise Law (1986), as amended and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the Company’s profits.

Furthermore, if our subsidiaries or affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our ordinary shares.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

We are dependent on our relationship with the local government in the province in which we operate our business. Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties.

Future inflation in China may inhibit our ability to conduct business in China. In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

We have exclusive license as the only Laiyang Pear juice concentrate producer until 2039 and exclusive land leases from the Laiyang city government. If the government rescinds our exclusive producer’s right, we may face increasing competitions. In addition, we need to comply with certain food hygiene and safety laws and regulations and environmental regulations. Although we currently are in compliance with the above laws, we can not provide assurance if we can meet the standard if these laws and regulations become stricter in the future.

IF OUR LAND USE RIGHTS ARE REVOKED, WE WOULD HAVE NO OPERATIONAL CAPABILITIES.

Under Chinese law land is owned by the state or rural collective economic organizations. The state issues to tenants the rights to use property. Use rights can be revoked and the tenants forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted quite broadly and the process of land appropriation may be less than transparent. Each of our operating subsidiaries rely on these land use rights as the cornerstone of their operations, and the loss of such rights would have a material adverse effect on our company.

Risks Associated with Our Securities

IN ORDER TO RAISE SUFFICIENT FUNDS TO CONTINUE OPERATIONS, WE MAY HAVE TO ISSUE ADDITIONAL SECURITIES AT PRICES WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO OUR SHAREHOLDERS.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of ordinary shares outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our ordinary shares. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

RESTRICTED SECURITIES; LIMITED TRANSFERABILITY.

Our securities should be considered a long-term, illiquid investment. Our ordinary shares have not been registered under the Securities Act, and cannot be sold without registration under the Securities Act or any exemption from registration. In addition, our ordinary shares are not registered under any state securities laws that would permit their transfer. Because of these restrictions and the absence of an active trading market for the securities, a shareholder will likely be unable to liquidate an investment even though other personal financial circumstances would dictate such liquidation.

WE ARE NOT LIKELY TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we determine to pay dividends in the future, our ability to do so will depend upon the receipt of dividends or other payments from Merit Times. Merit Times may, from time to time, be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of RMB into U.S. dollars or other hard currency and other regulatory restrictions.

WE MAY BE SUBJECT TO THE PENNY STOCK RULES WHICH WILL MAKE THE OUR ORDINARY SHARES MORE DIFFICULT TO SELL.

If we are able to obtain a listing of our ordinary shares on a national securities exchange, we may be subject in the future to the SEC’s “penny stock” rules if our ordinary shares sell below $5.00 per share. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our ordinary shares. As long as our ordinary shares are subject to the penny stock rules, the holders of such ordinary shares may find it more difficult to sell their securities.

OUR ORDINARY SHARES HAVE NOT BEEN LISTED FOR TRADING ON THE OTC BULLETIN BOARD OR ON ANY STOCK EXCHANGE AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE A MARKET DEVELOPED FOR OUR ORDINARY SHARES IN THE FUTURE.

Our ordinary shares have not been quoted or listed for trading on the OTC Bulletin Board or on any stock exchange. Although our management will apply to a senior exchange for listing of our ordinary shares, there can be no assurance that a public market for our shares will be developed. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business. Even if a public market should develop, the price may be highly volatile. Because there may be a low price for our ordinary shares, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in our ordinary shares, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such ordinary shares as collateral for any loans.

ITEM 2. PROPERTIES.

Our corporate office is located at No. 48 South Qingshui Road, Laiyang City, Shandong 265200 People’s Republic of China. The Company has two production lines with combined production capacity of 35,000 MT.  Currently, we have 5,272 acres (6.4% of the overall field area of the Laiyang Pear in Laiyang city) of cooperative plantation according to cooperative agreements with contract farmers. In addition, we have exclusive land leases from the Laiyang city government of approximately 500 acres of land and will continue to expand our plantation fields. These land leases all have a thirty (30) year term and executed in either 2007 or 2008 for a price range from 1121 RMB to 1206 RMB per mu (equal to approximately $985 to $1060 per acre) per year.  We aim to produce our own Laiyang Pear, to maintain the quality of the Laiyang Pear and to reduce raw material costs.

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights, which consist of approximately 500 acres of pear orchards and land for our production facilities and offices, have terms that expire in December 2037 through December 2054.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

Our ordinary shares have not been listed for trading on the OTC Bulletin Board or on any stock exchange and therefore there is no public trading market for our ordinary shares.

Holders

As the date hereof, there are 27,491,171 ordinary shares issued and outstanding.  There are approximately 500 shareholders of our ordinary shares.

Transfer Agent and Registrant

Our transfer agent is Continental Stock Transfer & Trust Co., at the address of 17 Battery Place 8th floor, New York, NY 10004. Its telephone number is (212)509-4000.

Dividend Policy

Since inception we have not paid any dividends on our ordinary shares. We currently do not anticipate paying any cash dividends in the foreseeable future on our ordinary shares. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

In addition, due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our shareholders.  The Wholly-Foreign Owned Enterprise Law (1986), as amended and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006) contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the Company’s profits. Furthermore, if our subsidiaries and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our ordinary shares.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if it is in the best interest of the Company and our stockholders to do so.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of the results of operations and financial condition of Emerald Acquisition Corporation for the fiscal years ended December 31, 2009 and 2008, should be read in conjunction with the Emerald Acquisition Corporation financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

We engage in the production of fruit juice concentrate in the PRC and are primarily focused on processing, producing and distributing Laiyang Pear fruit juice concentrate. Our subsidiary, Merit Times, owns 100% of the issued and outstanding capital stock of MeKeFuBang, a wholly foreign owned enterprise incorporated under the laws of the PRC.  On June 10, 2009, MeKeFuBang entered into a series of Contractual Arrangements with Longkang Juice, a company incorporated under the laws of the PRC, and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang Juice and has the right to appoint all executives and senior management and the members of the board of directors of Longkang Juice. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang Juice for an annual fee in the amount of Longkang Juice’s yearly net profits after tax. Additionally, Longkang Juice’s Shareholders have pledged their rights, titles and equity interest in Longkang Juice as security for MeKeFuBang to collect consulting and services fees provided to Longkang Juice through an Equity Pledge Agreement. In order to further reinforce MeKeFuBang’s rights to control and operate Longkang Juice, Longkang Juice’s shareholders have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang Juice through an Option Agreement. As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. The Company has consolidated Longkang’s operating results, assets and liabilities within its financial statements.

Through MeKeFuBang, Merit Times operates and controls Longkang Juice through the Contractual Arrangements. Merit Times used the Contractual Arrangements to acquire control of Longkang Juice, instead of using a complete acquisition of Longkang Juice’s assets or equity to make Longkang Juice a wholly-owned subsidiary of Merit Times. This is because we have not yet raised sufficient fund to fully acquire direct ownership of Longkang Juice as required under PRC law.  We have decided to exercise our right and option to acquire all of the equity interests in Longkang Juice pursuant to the Option Agreement within one year from this public offering. Existing shareholders of Longkang Juice have understood our position and passed relevant shareholders’ meeting to approve such plan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements for the year ended December 31, 2009, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Variable Interest Entities

Pursuant to Financial Accounting Standards Board accounting standards, we are required to include in our consolidated financial statements the financial statements of variable interest entities (“VIEs”).  The accounting standards require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

Longkang Juice is considered a VIE, and we are the primary beneficiary.  We conduct our operations in China through our PRC operating company Longkang Juice.  On October 22, 2009, we entered into agreements with Longkang pursuant to which we shall receive 100% of Longkang’s net income. In accordance with these agreements, Longkang shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, MeKeFuBang.  MeKeFuBang shall supply the technology and administrative services needed to service Longkang.

The accounts of Longkang are consolidated in the accompanying financial statements. As a VIE, Longkang sales are included in our total sales, its income from operations is consolidated with our, and our net income includes all of Longkang’s net income, and its assets and liabilities are included in our consolidated balance sheet. The VIEs do not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in Longkang that require consolidation of Longkang’s financial statements with our financial statements.

Accounts receivable

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable.  We periodically review our accounts receivable and other receivables to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt.  Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

As a basis for accurately estimating the likelihood of collection has been established, we consider a number of factors when determining reserves for uncollectable accounts.   We believe that we use a reasonably reliable methodology to estimate the collectability of our accounts receivable. We review our allowances for doubtful accounts on at least a quarterly basis. We also consider whether the historical economic conditions are comparable to current economic conditions. If the financial condition of our customers or other parties that we have business relations with were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories, consisting of raw materials and finished goods related to our products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, we will record additional reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  We review inventory quantities on hand and on order and record, on a quarterly basis, a provision for excess and obsolete inventory, if necessary. If the results of the review determine that a write-down is necessary, we recognize a loss in the period in which the loss is identified, whether or not the inventory is retained. Our inventory reserves establish a new cost basis for inventory and are not reversed until we sell or dispose of the related inventory. Such provisions are established based on historical usage, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using straight-line method over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

	Useful Life
Building and building improvements	10 - 20	Years
Manufacturing equipment	10	Years
Office equipment and furniture	10	Years
Vehicle	10	Years

The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.

We examine the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Included in property and equipment is construction-in-progress which consists of a deposit on a factory under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

Land use rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  In 2008, we acquired land use rights for cash of 78,550,010 RMB (approximately $11,300.000) for 500 acres of plantation fields in Laiyang, China. The land contains Laiyang Pear plantations and will be used to supply Liayang Pear to us for production. Our land use rights have terms that expire in December 2037 through December 2054.  We amortize these land use rights over the term of the respective land use right. The lease agreement does not have any renewal option and we have no further obligations to the lessor. In 2009 and 2008, the Laiyang Pear orchards on this land did not produce any Laiyang Pear and we do not expect to yield any pears that can be used in production until September 2010.  Accordingly, we included the amortization of the respective land use rights in general and administrative expenses until such time that it yields pears from the orchards. Upon the use of pears from the orchards in the production process, we will reflect the amortization of these land use rights in cost of sales.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of juice concentrate upon shipment and transfer of title.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of fees paid to third parties and cost of material used and salaries paid for the development of our products..

Income taxes

We account for income taxes pursuant to the accounting standards that requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the timing difference from the deduction of imputed interest and related depreciation expenses for income tax purposes as compared to financial statement purposes, are dependent upon future earnings. Accordingly, prior to 2009, the net deferred tax asset related to the timing differences was fully offset by a valuation allowance. The Company’s operating affiliate is governed by the Income Tax Law of the People’s Republic of China. The Company and our wholly-owned subsidiary, Merit Times were incorporated in the Cayman Islands and British Virgin Islands (“BVI”), respectively. Under the current laws of the Cayman Islands and BVI, the two entities are not subject to income taxes. Accordingly, we have not established a provision for current or deferred taxes for these jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Prior to 2009, we had recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company’s deferred tax asset relates to the temporary difference from the depreciation of certain property and equipment for financial statement purposes as compared the depreciation of the related property and equipment for tax purposes.  In 2008, the deferred tax asset had been fully reserved with a valuation allowance as management of the Company had not determined if realization of these assets would occur in the future. Prior to 2009, management believed that the realization of income tax benefits from a temporary difference arising from the depreciation of certain property and equipment for financial statement purposes over the period from 2004 to 2009 as compared to the depreciation of the related property and equipment over 20 years for income tax purposes appeared not more than likely due to the Company’s limited operating history, the fact that prior to 2007, the Company had no cooperative agreements for the acquisition of raw materials, and the Company had a limited number  of customers.

Accordingly, we had provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. In 2009, after analysis, management concluded that the realization of the deferred tax asset is probable and accordingly, reversed the valuation allowance and will reflect a deferred tax asset.  Our decision was based on the fact that 1) we have several years of operating history with increasing net income; 2) In 2007, we signed cooperative agreements with farmers for the supply of raw materials. In 2008, we acquired additional land use rights for the production of pears, our main raw material; 3) In October 2009, we entered into a financing agreement for the sale of our ordinary shares for net proceeds of approximately $15,100,000; and 4) we have begun our plans to diversify its product line to include the sale of animal bio-feed products.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and affiliates is the Chinese Reminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2009 and 2008 were translated at 6.8372 RMB to $1.00 and at 6.8542 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the year ended December 31, 2009 and 2008 were 6.84088 RMB and 6.96225 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2009 and 2008 included net income and unrealized gains from foreign currency translation adjustments.

Recent Accounting Pronouncements

In June 2009, FASB established Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of the Codification had no impact on our results of operations or financial position.

We adopted FASB ASC 815-10-65, which amends and expands previously existing guidance on derivative instruments to require tabular disclosure of the fair value of derivative instruments and their gains and losses. This ASC also requires disclosure regarding the credit-risk related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using derivative instruments. The adoption of this ASC did not have a material impact on our consolidated financial statements.

We adopted FASB ASC 810-10-65 which amends previously issued guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity. Among other requirements, this Statement requires that the consolidated net income attributable to the parent and the non-controlling interest be clearly identified and presented on the face of the consolidated income statement.  The adoption of the provisions in this ASC did not have a material impact on our consolidated financial statements.

We adopted FASB ASC 805-10, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in an acquiree and the goodwill acquired.  In addition, the provisions in this ASC require that any additional reversal of deferred tax asset valuation allowance established in connection with fresh start reporting on January 7, 1998 be recorded as a component of income tax expense rather than as a reduction to the goodwill established in connection with the fresh start reporting. We will apply ASC 805-10 to any business combinations subsequent to adoption.

We adopted FASB ASC 805-20, which amends ASC 805-10 to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of ASC Topic 450, Contingences, to determine whether the contingency should be recognized at the acquisition date or after such date. The adoption of ASC 805-20 did not have a material impact on our consolidated financial statements.

We adopted FASB ASC 825-10-65, which amends previous guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The adoption of FASB ASC 825-10-65 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB updated the accounting standards for the recognition and presentation of other-than-temporary impairments. The standard amends existing guidance on other-than-temporary impairments for debt securities and requires that the credit portion of other-than-temporary impairments be recorded in earnings and the noncredit portion of losses be recorded in other comprehensive income. The standard requires separate presentation of both the credit and noncredit portions of other-than-temporary impairments on the financial statements and additional disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. At the date of adoption, the portion of previously recognized other-than-temporary impairments that represent the noncredit related loss component shall be recognized as a cumulative effect of adoption with an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The adoption of this standard did not have a material effect on the preparation of our consolidated financial statements.

In April 2009, the FASB updated the accounting standards to provide guidance on estimating the fair value of a financial asset or liability when the trade volume and level of activity for the asset or liability have significantly decreased relative to historical levels. The standard requires entities to disclose the inputs and valuation techniques used to measure fair value and any changes in valuation inputs or techniques. In addition, debt and equity securities as defined by GAAP shall be disclosed by major category. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and is to be applied prospectively. The adoption did not have a material effect on our results of operations and financial condition.

In May 2009, FASB issued FAS No. 165, “Subsequent Events,” which was subsequently codified within ASC 855, “Subsequent Events”. The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of this standard does not have a material impact on our results of operations or financial position.

In June 2009, FASB updated the accounting standards related to the consolidation of variable interest entities (“VIEs”). The standard amends current consolidation guidance and requires additional disclosures about an enterprise’s involvement in VIEs. The standard shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not expect the adoption to have a material impact on our results of operations or financial position.

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. We do not expect the adoption to have a material effect on our consolidated results of operations and financial condition.

In October 2009, the FASB concurrently issued the following ASC Updates:

•           ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

•           ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1).  This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction.  This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method.  We expect to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011.  The Company is currently evaluating the potential impact these standards may have on its financial position and results of operations.

RESULTS OF OPERATIONS

Results of Operations for the Year ended December 31, 2009 Compared to the Year ended December 31, 2008

The following tables set forth key components of our results of operations for the years indicated, in dollars, and key components of our revenue for the years indicated, in dollars. The discussion following the table is based on these results.

	For the Years Ended December 31,
	2009	2008
NET REVENUES	$82,627,335	$74,232,226
COST OF SALES	59,566,445	54,897,949
GROSS PROFIT	23,060,890	19,334,277
OPERATING EXPENSES:
Selling	456,024	686,724
Research and development	1,408,501	256,283
General and administrative	1,929,938	1,710,215
Total Operating Expenses	3,794,463	2,653,222
INCOME FROM OPERATIONS	19,266,427	16,681,055
OTHER INCOME (EXPENSE):
Interest income	62,512	50,251
Interest expense	(335,560)	(976,204)
Total Other Income (Expense)	(273,048)	(925,953)
INCOME BEFORE INCOME TAXES	18,993,379	15,755,102
(PROVISION FOR) BENEFIT FROM INCOME TAXES
Current	(4,817,299)	(4,196,701)
Deferred	894,789	-
TOTAL PROVISION FOR INCOME TAXES	(3,922,510)	(4,196,701)
NET INCOME	$15,070,869	$11,558,401
COMPREHENSIVE INCOME:
NET INCOME	$15,070,869	$11,558,401
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	75,088	1,304,006

COMPREHENSIVE INCOME	$15,145,957	$12,862,407

Revenues. For the year ended December 31, 2009, we had net revenues of $82,627,335, as compared to net revenues of $74,232,226 for the year ended December 31, 2008, an increase of 11.3%. Revenue and changes for each product line is summarized as follows:

	2009	2008	Increase (Decrease)	Percentage Change
Pear juice concentrate	$73,369,847	$64,565,458	$8,804,389	13.6%
Apple juice concentrate	6,800,563	7,454,906	(654,343)	(8.8)%
Strawberry juice concentrate	2,389,486	2,087,970	301,516	14.4%
Other	67,439	123,892	(56,453)	(45.6)%

Total net revenues	$82,627,335	$74,232,226	$8,395,109	11.3%

  During the year ended December 31, 2009, we continued to see strong demand for our pear juice concentrate products. As discussed elsewhere in this annual report, Laiyang Pear as a trademark has been registered by the Laiyang city government. Longkang has been granted by the Laiyang government as the exclusive producer of Laiyang Pear juice concentrate beginning January 2009 for a period of 30 years. No other producer can use the trademark or enter into the Laiyang Pear juice concentrate business until the exclusive right of our company has been expired. In 2009, our revenues from pear juice concentrate increased by 13.6% with approximately 83.2% of the pear concentrate increased revenue attributable to an increase in volume and 16.8% attributable to an increase in sales price subject to market conditions. Revenues from Laiyang Pear juice concentrate have increased due to increasing market demands from the pharmaceutical and health supplement products.  The decrease in revenues from the sale of apple juice concentrate of 8.8% was primarily attributable to a decrease in production of apple juice concentrate. The increase in revenues from the sale of strawberry juice concentrate of 14.4% was attributable to our increase in production of strawberry juice concentrate.  The production of apple and strawberry juice concentrate is dependent upon the season and production requirements of our pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce apple and strawberry juice concentrate when we are not producing pear juice concentrate.

Cost of sales. Cost of sales increased by $4,668,496, or 8.5%, from $54,897,949 for the year ended December 31, 2008 to $59,566,445 for the year ended December 31, 2009 and was attributable to the increase in our net revenue.

Gross profit and gross margin. Our gross profit was $23,060,890 for year ended December 31, 2009 as compared to $19,334,277 for the year ended December 31, 2008 representing gross margins of 27.9% and 26.0%, respectively. The increase in our gross margin percentage was primarily attributable to the increased usage in production capacity and the increase in gross margin percentage related to pear juice concentrate and apple juice concentrate offset by the decrease in gross margin percentage related to strawberry juice concentrate. The increase in gross margin percentages related to pear juice concentrate was from 23.8% in the fiscal 2008 to 26.2% in fiscal 2009 and was mainly attributed to the increase in sales price. While revenues from the sale of apple juice concentrate decreased in 2009 as compared to the revenues from the sale of apple juice concentrate in 2008, the gross margin percentages related to apple juice concentrate increased from 44.1% in 2008 to 46.3% in 2009. The increase in gross margin percentages related to apple juice concentrate from 44.1% in 2008 to 46.3% in 2009 is primarily due to an increase in our sales price. Specifically, the high margin level of apple juice concentrate for the fiscal year ended December 31, 2008 and December 31 2009, respectively, is due to the sales contract we signed with an infant food company. This contract was entered into in 2007 and ended in 2009. This infant food customer is a relatively small company and not likely to buy big volume of our apple products in the future. Since it won’t become our long-term strategic customer, we reasonably increased the sales price compared with the other apple juice concentrate customers. As this customer bought our product to produce infant food, it specifically required us to use the best quality apples strictly selected from our own orchards, and to apply the highest level quality standards and refrigeration storage. Therefore, we had more pricing power and charged a higher price for this customer. There is no minimum guaranteed price that we must pay for apples. Gross margin percentages can vary from period to period based on the price of raw materials such as pears, apples and strawberries and can also fluctuate based on market conditions such as demand and selling price, We expect gross margins to improve as we become more efficient and begin using pears produced on our pear orchards that we have rights to use for a period of 30 years. Gross margin percentages by product line are as follows:

	For the Year ended December 31, 2009	For the Year ended December 31, 2008
Pear juice concentrate	26.2%	23.8%
Apple juice concentrate	46.3%	44.1%
Strawberry juice concentrate	26.1%	28.8%
Other	100.0%	57.2%

Overall gross profit %	27.9%	26.0%

Selling expenses. Selling expenses were $456,024 for the year ended December 31, 2009 and $686,724 for the comparable year in 2008.  Selling expenses consisted of the following:

	2009	2008
Compensation and related benefits	$185,076	$119,154
Shipping and handling	151,486	337,333
Advertising	99,622	209,701
Other	19,840	20,536
	$456,024	$686,724

•
Compensation and related benefits increased by $65,922 or 55.3% due to an increase in salaries and related benefits of approximately $25,000 paid to sales staff and an increase in commissions of approximately $41,000 paid on increased revenues.

•
Shipping and handling decreased by $185,847 or 55.1% due to a decrease in our shipping expenses which were substantially paid by our customers in fiscal 2009 but  were mainly paid by us in fiscal 2008 offset by an increase in our handling expenses incurred by the increased revenues.

•
Advertising expense decreased by $110,079 or 52.5%. During the last quarter of fiscal 2008, we attended many national juice products conferences in order to enhance our visibility. We did not have corresponding expenses in fiscal 2009. Accordingly, advertising expenses decreased.

•	Other expense decreased by $696, or 3.4% due to a decrease in exhibition fees paid.

Research and development expenses. Research and development expenses amounted to $1,408,501 for the year ended December 31, 2009, as compared to $256,283 for the same period in 2008, an increase of $1,152,218 or 449.6%.  The increase was primarily attributable to an increase in a research and development contracts with third parties which were fulfilled in fiscal 2009. Accordingly, we accrued all of expenses related to the research and development contracts. In future periods, we expect research and development expenses to fluctuate depending on the nature, timing and costs of third party contracts.

General and administrative expenses. General and administrative expenses amounted to $1,929,938 for the year ended December 31, 2009, as compared to $1,710,215 for the same period in 2008, an increase of $219,723 or 12.8%. General and administrative expenses consisted of the following:

	2009	2008
Compensation and related benefits	$528,785	$265,818
Depreciation	209,532	282,403
Amortization of land use rights	547,750	538,202
Other	643,871	623,792
	$1,929,938	$1,710,215

•
For the year ended December 31, 2009, compensation and related benefits increased by $262,967 or 98.9% as compared to the year ended December 31, 2008 and was attributable to the increased accrual of a discretionary bonus to employees of approximately $262,000.

•	For the year ended December 31, 2009, depreciation expense decreased by $72,871 or 25.8% as compared to the year ended December 31, 2008.

•
For the year ended December 31, 2009, amortization of land use rights increased by $9,548 or 1.8% as compared to the year ended December 31, 2008. Currently, we include the amortization of the respective land use rights in general and administrative expenses until such time that we yield pears from the orchards on the land. Upon the use of pears from the orchards in the production process, we will reflect the amortization of these land use rights in cost of sales.

•
Other general and administrative expenses which consist of professional fees, entertainment, utilities, office maintenance, travel expenses, pension, miscellaneous taxes, office supplies and telephone increased by $20,079 or 3.2% for the year ended December 31, 2009 as compared with the same period in 2008.In 2010, we expect professional fees to increase related to our status as a publicly traded company.

Income from operations. For the year ended December 31, 2009, income from operations was $19,266,427, as compared to $16,681,055 for the year ended December 31, 2008, an increase of $2,585,372 or 15.5%.

Other income (expenses). For the year ended December 31, 2009, other expense amounted to $273,048 as compared to other expenses of $925,953 for the same period in 2008.  For the years ended December 31, 2009 and 2008, other income (expense) included:

•
Interest expense decreased by $640,644 or 65.6%.  In connection with the acquisition of the net assets of the Company, which occurred in 2004, we assumed a loan payable to a third party related to the original construction of the our factory. The loan was non-interest bearing. Since the agreement did not have a stated interest rate, we used an imputed interest rate of interest of 6.12% based on PRC central bank five year and up loan rate effective October 2004.  For the year ended December 31, 2009 and 2008, imputed interest expense related to this loan amounted to $335,560 and $976,204, respectively. During the year ended December 31, 2009, we repaid loans of approximately $13,808,000, which reduced interest expense for the year. The loan we repaid in full prior to December 31, 2009 and accordingly, we do not expect to incur any interest expense in the near future.

•	Interest income increased by $12,261 or 24.4% and related to an increase in funds in interest bearing accounts.

Income tax expense. Income tax expense decreased by $274,191, or 6.5%, for the year ended December 31, 2009 as compared to the comparable period in 2008 which was primarily attributed to a deferred income tax benefit of approximately $895,000 generated in fiscal 2009 offset by the increase in provision for income taxes of approximately $621,000 as a result of the increase in taxable income generated by our operating entities. Prior to 2009, we had recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. Our deferred tax asset relates to the timing difference from the amortization of imputed interest for financial statement purposes as compared the amortization of the related equipment for tax purposes.  Prior to 2009, management believed that the realization of income tax benefits from a timing difference arising from the amortization of imputed interest for financial statement purposes over the period from 2004 to 2009 as compared to the these amortization of the related asset over 20 years for income tax purposes appeared not more than likely due to the Company’s limited operating history, the fact that prior to 2007, the Company had no cooperative agreements for the acquisition of raw materials, and the Company had a limited number  of customers. Accordingly, we had provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. In 2009, after analysis, management concluded that the realization of the deferred tax asset is probable and accordingly, reversed the valuation allowance in the amount of approximately $895,000 and will reflect a deferred tax asset on our balance sheet.

Net income. As a result of the factors described above, our net income for the year ended December 31, 2009 was $15,070,869, or $0.67 per ordinary share (basic and diluted). For the year ended December 31, 2008, we had net income of $11,558,401, or $0.54 per ordinary share (basic and diluted)..

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $75,088 for the year ended December 31, 2009 as compared to $1,304,006 for the same period year 2008. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the year ended December 31, 2009, comprehensive income of $15,145,957 is derived from the sum of our net income of $15,070,869 plus foreign currency translation gains of $75,088.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, our balance of cash and cash equivalents was $26,574,338, comparing to $2,028,858 as of December 31, 2008. These funds were located in financial institutions located in China.

Our primary uses of cash have been for selling and marketing expenses, employee compensation, new product development and working capital. All funds received have been expended in the furtherance of growing the business, establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance higher level of inventories,

•	Addition of administrative and sales personnel as the business grows,

•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

•	Development of new products in the bio-animal feed industry to complement our current products,

•	The cost of being a public company and the continued increase in costs due to governmental compliance activities, and

•	Capital expenditures to add production lines.

We plan to add one new production line for the processing of juice concentrate and puree products by June 2010 and we will add one new production line for the processing of bio animal feed as a byproduct of pear juice concentrate and fruit puree products to further diversify our product mix and increase our revenues. The estimate that the new production line for the processing of juice concentrate and puree products the new production line for the processing of bio animal feed will cost approximately $17,000,000. As discussed below, in November 2009, we sold investment units for a total of $ 17,011,014, which will along with proceeds from operations be used to fund our production line expansion. As outlined below, we used substantial cash to pay off loans and acquisition payables. We currently plan on using net cash provided by operating activities to fund our internal growth and fund an expansion of our distribution channels.  Additionally, we intend to raise additional funds in the near future for one bigger new production line for the processing of juice concentrate and puree products and one bigger new production line for the processing of bio animal feed. We estimated that the addition of these production lines will cost approximately $20,000,000 and will be from funds using future funding. However there are no assurances that we will be able to raise additional funds in the near future.

Changes in our working capital position are summarized as follows:

	December 31,		Increase
	2009	2008	(Decrease)
Current assets	$42,649,780	$24,148,906	$18,500,874
Current liabilities	(6,784,193)	(14,750,708)	(7,966,515)
Working capital	$35,865,587	$9,398,198	$26,467,389

Our working capital increased $26,467,389 to $35,865,587 at December 31, 2009 from working capital of $9,398,198 at December 31, 2008. This increase in working capital is primarily attributable to an increase in cash and restricted cash of approximately $27,133,000 generated from operations and third parties financing, the repayment of a current loan payable of approximately $10,213,000 and a decrease in accounts payable of approximately $510,000 offset by the reduction in accounts receivable of approximately $5,103,000 due to collection efforts, the reduction of inventories of approximately $2,244,000 attributable to the timing of production and sale of our products, a decrease in prepaid value-added taxes on purchase of approximately $433,000, a decrease in prepaid expenses and other current assets of approximately $912,000, an increase in accrued expenses of approximately $1,122,000 and an increase in income taxes payable of approximately $2,454,000.

During 2009, we received payment upon delivery of our products. We have been able to collect our accounts receivable balances in advance of the delivery. Subsequently, as of December 31, 2009, we had no accounts receivable. In the future, we expect to continue to collect payments in advance of delivery.

Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the year ended December 31, 2009 and 2008:

	Years Ended
	December 31,	December 31,
	2009	2008
Net cash provided by operating activities	$27,500,838	$13,573,941
Cash flows used in investing activities	$(863,047)	$(11,285,512)
Cash flows used in financing activities	$(2,097,174)	$(9,925,998)
Effect of exchange rate on cash	$4,863	$494,982
Net increase (decrease) in cash and cash equivalents	$24,545,480	$(7,142,587)

Net cash flow provided by operating activities was $27,500,838 for the year ended December 31, 2009 as compared to net cash flow provided by operating activities of $13,573,941 for the year ended December 31, 2008, an increase of $13,926,897. Net cash flow provided by operating activities for the year ended December 31, 2009 was mainly due to net income of $15,070,869, the add back of non-cash items such as $948,579 of depreciation, and the amortization of land use rights of $547,750, a decrease in accounts receivable of $5,112,699, a decrease in inventories of $2,282,001, a decrease in prepaid and other current assets of $996,118, a decrease in prepaid VAT on purchases of $351,682, an increase in accrued expenses of $1,120,405 and an increase in income taxes payable of $2,446,481 offset by an increase in deferred income taxes asset of $894,789 and a decrease in accounts payable of $512,258. Net cash flow provided by operating activities for the year ended December 31, 2008 was mainly due to net income of $11,558,401, the add back of non-cash items such as $930,720 of depreciation, and the amortization of land use rights of $538,202, a decrease in inventories of $5,568,816 and, an increase in accrued expenses of $880,768 offset by an increase in accounts receivable of $3,397,094 and a decrease in income taxes payable of $2,498,796.

Net cash flow used in investing activities was $863,047 for the year ended December 31, 2009 as compared to net cash used in investing activities of $11,285,512 for the year ended December 31, 2008. During the year ended December 31, 2009, we used cash of $863,047 for the purchase of property and equipment. During the year ended December 31, 2008, we used cash of $11,282,274 to acquire land use rights to pear plantations. We intend to use the pears harvested for our production.  Additionally, we used cash of $3,238 for the purchase of property and equipment.

Net cash flow used in financing activities was $2,097,174 for the year ended December 31, 2009 as compared to net cash flow used in financing activities of $9,925,998 for the year ended December 31, 2008. During the year ended December 31, 2009, we received gross proceeds from the sale of common stock of $17,011,014 and proceeds from subscription receivable of $50,000 and we used cash to increase restricted cash balancer by $2,587,917, we used cash for the repayment of loans of $13,808,178, the payment of offering costs of $1,909,936 and the payment of acquisition payables of $852,157. During the year ended December 31, 2008, we used cash for the repayment of loans of $4,769,114 and the repayment of acquisition payables of $5,156,884.

The Company currently generates its cash flow through operations which it believes will be sufficient to sustain current level operations for at least the next twelve months.

Recent Offering

On October 22, 2009, pursuant to a Subscription Agreement (the “Subscription Agreement”) between the Company and certain investors (the “Investors”) named in the Subscription Agreement, we completed an offering (the “Offering”) of the sale of investment units (the “Units”) for gross proceeds of $15,096,011, each Unit consisting of 50,000 Ordinary Shares, par value $0.001 per share (the “Ordinary Shares”) and five-year warrants to purchase 25,000 of the Ordinary Shares of the Company, at an exercise price of $6.00 per share (the “Warrants”).  Additionally, on November 2, 2009, we entered into and closed on the second and final round of a private placement by raising gross proceeds of $1,915,003 through the sale of Units pursuant to a Subscription Agreement between the Company and certain Investors named in the Subscription Agreement. Together with the first closing on October 22, 2009, we raised aggregate gross proceeds of $17,011,014 from the Offering, and issued 5,670,339 Ordinary Shares and 2,835,177 Warrants to Investors.

Additionally, our majority shareholder, Proud Glory Limited, of which our sole officer and director Mr. Zhide Jiang is the managing director (the “Lock-Up Shareholder”), entered into a Lock-Up Agreement with the Company whereby the Lock-Up Shareholder agreed it will not, offer, pledge, sell or otherwise dispose of any Ordinary Shares or any securities convertible into or exercisable or exchangeable for Ordinary Shares during the period beginning on and including the date of the final Closing of the Offering for a period of eighteen (18) months.

Pursuant to an Investor Relations Escrow Agreement, amongst us, Grandview Capital, Inc. (“Grandview”), Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), we placed a total of $120,000 in an escrow account with our counsel to be used for the payment of investor relation fees. Further, pursuant to a Holdback Escrow Agreement, amongst us, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Holdback Escrow Agreement”), we placed escrow funds equal to ten percent (10%) of the Offering proceeds, with our counsel to be held in escrow until such time as a qualified chief financial officer has been approved and appointed as an officer of Emerald.  Finally, pursuant to a Going Public Escrow Agreement, amongst us, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), we placed a total of $1,000,000 from the Offering proceeds with our counsel to be used for the payment of fees and expenses related to becoming a public company and listing its Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement, Holdback Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to us. At December 31, 2009, we had restricted cash held in escrow of $2,588,000. In January 2010, we hired a chief financial officer and $1,509,600 was released from escrow to us.

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2009 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Construction contract (1)	$2,020	2,020	-	-	-
Total Contractual Obligations:	$2,020	$2,020	$-	$-	$-

(1)
On December 24, 2009, as part of our expansion plans to add additional production capacity, we entered into a construction contract for the construction of a new manufacturing facility and office space.  The construction project and all payments are expected to be completed in the second quarter of 2010.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 8.  FINANCIAL STATEMENTS

The financial statements begin on page F-1.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age, and position of our executive officers and sole director. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our stockholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
Zhide Jiang	52	President, Chief Executive Officer and Chairman of the Board of Directors

Larry X. Chin	43	Chief Financial Officer

Zhide Jiang, President, President, Chief Executive Officer and Chairman

Mr. Jiang is the founder and chairman of the board of directors of Shandong Longkang Juice Co., Ltd since November 2004. Mr. Jiang served as Chairman for Laiyang Starch Factory, Laiyang Second Alcohol Brewing Co., Ltd. from April 1984 to October 2004. He was an engineer in Laiyang Agricultural Machinery Co., Ltd. from September 1976 to March 1984. He graduated from Wuxi University in 1976.

Mr. Larry X. Chin, Chief Financial Officer

Larry Chin has over 15 years experience in financial analysis and investment banking services.  From January 2009 to date, Mr. Chin has been working as the vice president of Broadline Capital, a global private equity firm primarily focused on building a portfolio of companies in China.  Over the past several years, Mr. Chin has also been extensively involved in providing strategic consulting to Chinese companies and helping them going public and raising capitals in the United States with a total of over $100 million financing for these Chinese companies.  Today, several of these companies are listed on the NASDAQ stock market with over $100 million market caps.

Before joining Broadline Capital, Mr. Chin co-founded CapLink Financial Group LLC in September of 2007, a fully integrated global investment banking and advisory firm specializing in connecting Chinese companies with the US capital markets.  From February 2006 to September 2007, Mr. Chin was a Senior Analyst with Kuhn Brothers where he assisted Chinese companies in building financial models and published research reports.  From December 2004 through February 2006, Mr. Chin served as the vice president of New York Global Securities where he assisted various Chinese companies in the process of going public in the United States.

Mr. Chin started his career at Bankers Trust, later Deutsche Bank, as an analyst.  Mr. Chin is fluent in both Chinese (Mandarin & Shanghainese) and English.  Mr. Chin graduated with a MBA from the Stern School of Business at New York University. He is also a Chartered Financial Analyst (CFA) and a Licensed International Financial Analyst (LIFA).

Employment Agreements

On January 12, 2010, Mr. Chin entered into an employment agreement (the “Employment Agreement”) with the Company for the appointment as the Chief Financial Officer of the Company for a term of five (5) years. Pursuant to the Employment Agreement, Mr. Chin will receive base salary of $66,000 per year, payable in equal monthly installments. Upon completion of an underwritten initial public offering, such base salary shall be increased to $86,000. From the second year of the employment term, the Board of Directors of the Company may increase the base salary and issue certain warrants to Mr. Chin based on the annual assessment of his performance. The Board of Directors approved the Employment Agreement on January 27, 2010.

Committees and Meetings

The board of directors is currently composed of only 1 person. All board action requires the approval of our sole director. We intend to increase the size of our board of directors in 2010.

We currently do not have standing audit, nominating or compensation committees. Our board of directors handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our salary and benefit policies (including equity plans), including compensation of executive officers.

Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Family Relationships

There are no family relationships between our director and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our sole director and officer has not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our sole director and officer has not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we intend to adopt one in the near future.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table— Fiscal Years Ended December 31, 2009, 2008 and 2007

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position (1)	Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph R. Rozelle,	2007	0	0	0	0	0	0	0	0
former CEO and	2008	0	0	0	0	0	0	0	0
Director (1)	2009	0	0	0	0	0	0	0	0
David Richardson,	2007	0	0	0	0	0	0	0	0
former Director (1)	2008	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Zhide Jiang,	2007	5,010	0	0	0	0	0	0	5,010
President, CEO and	2008	5,010	0	0	0	0	0	0	5,010
Director (2)	2009	4,768	0	0	0	0	0	0	4,768
Larry X. Chin
CFO (3)	2009	0	0	0	0	0	0	0	0

(1)
On October 22, 2009, Joseph R. Rozelle and David Richardson tendered their resignations from all offices held in the Company, effective immediately, and from the board of directors effective November 7, 2009, which is 10 days upon filing of an information statement required by Rule 14f-1 promulgated under the Exchange Act.

(2)
On October 22, 2009, Zhide Jiang was elected as the President and Chief Executive Officer of the Company effective immediately. He was also appointed as Chairman of the Board of Director of the Company effective November 7, 2009, which is 10 days upon filing of an information statement required by Rule 14f-1 promulgated under the Exchange Act.

(3)	On January 27, 2010, Larry X. Chin was appointed as the Company’s Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2009.

Compensation of Directors

During the 2007, 2008 and 2009 fiscal years, no member of our board of directors received any compensation solely for service as a director. Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year we did not have a standing Compensation Committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee.

Indemnification of Directors and Executive Officers and Limitation of Liability

Cayman Islands law does not limit the extent to which a company’s articles of association may provide for indemnification of officers and directors, except to the extent any such provision may beheld by the Cayman Islands courts to be contrary to public  policy, such as to provide indemnification against civil fraud or the consequences of committing a crime.  Our articles of association provide for indemnification of our officers and directors for any liability incurred in their capacities as such, except through their own willful negligence or default.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 27,491,171 ordinary shares issued and outstanding on a fully converted basis as of the date hereof.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owners (1) (2)	# of Shares	% of Class (3)
Zhide Jiang (4)(5) No. 48 South Qingshui Road Laiyang City, Shandong 265200 People’s Republic of China	11,306,666	41.13%

Larry X. Chin No. 48 South Qingshui Road Laiyang City, Shandong 265200 People’s Republic of China	0	0

Access America Fund LP (6) 11200 Westheimer #508 Houston TX 77042	2,114,004	7.52%

Chen Han Qing (7) 40 Hao Tai Hu Hong Qiao Hua Yuan Wu Xi Shi, Jiang Su Province, 241000 People’s Republic of China	1,500,000	5.36%

All Executive Officers and Directors as a group (two (2) persons)	11,306,000	41.13%

(1)
Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(2)	Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares.

(3)
Applicable percentage of ownership is based on 27,491,171 ordinary shares outstanding as of the date hereof together with securities exercisable or convertible into ordinary shares within sixty (60) days as of the date hereof for each stockholder.

(4)	The 11,306,666 shares are held in the name of Proud Glory Limited, of which Mr. Jiang is the Managing Director.

(5)
The Company’s management have agreed that, without the prior written consent of Investors, they will not, offer, pledge, sell or otherwise dispose of any ordinary shares or any securities convertible into or exercisable or exchangeable for ordinary shares during the period beginning on November 2, 2009 for a period of eighteen (18) months.

(6)
The number of shares beneficially owned by Access America includes (i) 206,000 ordinary shares retained in connection with the share exchange transaction dated October 22, 2009, (ii) 920,667 ordinary shares and Warrants to purchase 460,334 ordinary shares issued in the Financing directly owned by Access America, and (iii) 351,335 ordinary shares and Warrants to purchase 175,668 ordinary shares issued in the Financing indirectly owned through AAI Global Longkang Pear Juice Acquisition, LLC.  Access America has voting and investment discretion over securities held by AAI Global Longkang Pear Juice Acquisition, LLC. Mr. Christopher Efird, President of Access America, has voting control over Access America.

(7)	The number of shares beneficially owned by Chen Han Qing includes Warrants to purchase 500,000 ordinary shares at $6.00 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Reorganization Related Transactions

Merit Times owns 100% of the issued and outstanding capital stock of MeKeFuBang.  On June 10, 2009, MeKeFuBang entered into a series of contractual agreements with Longkang Juice, and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang Juice and has the right to appoint all executives and senior management and the members of the board of directors of Longkang Juice. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang Juice for an annual fee in the amount of Longkang Juice’s yearly net profits after tax. Additionally, Longkang Juice’s Shareholders have pledged their rights, titles and equity interest in Longkang Juice as security for MeKeFuBang to collect consulting and services fees provided to Longkang Juice through an Equity Pledge Agreement. In order to further reinforce MeKeFuBang’s rights to control and operate Longkang Juice, Longkang Juice’s shareholders have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang Juice through an Option Agreement, which is also known as Present Incentive Option Agreement as described below.

On June 10, 2009, the Chairman and the major shareholder of Shandong Longkang Juice Co., Ltd, Mr. Zhide Jiang, as a PRC citizen, entered into a call option agreement (“Original Incentive Option Agreement”) with Mr. Chee Fung Tang, a Hong Kong passport holder (“Hong Kong Resident”) and the Merit Times Shareholders. Under the Original Incentive Option Agreement, Mr. Jiang shall serve as CEO, director or other officer of Merit Times for a certain period of time; and in anticipation of Mr. Jiang’s continuance contributions to the companies including Merit Times and Longkang Juice, if the companies meet certain thresholds of the revenue conditions, Mr. Jiang shall have rights and options to be transferred the shares of Merit Times at a nominal price. In addition, Original Incentive Option Agreement also provides that Mr. Tang shall not dispose any of the shares of Merit Times without Mr. Jiang’s consent.

On August 5, 2009, Mr. Tang, a Hong Kong resident and the sole shareholder of Proud Glory Limited (a BVI company, which became the major shareholder of Merit Times after Merit Times recapitalized), entered into a new Incentive Option Agreement (“Present Incentive Option Agreement”) with Mr. Jiang.

Pursuant to Present Incentive Option Agreement, the Original Incentive Option Agreement will be terminated on the effective date of Present Incentive Option Agreement. The effective date of Present Incentive Option Agreement is October 22, 2009.

Under the Present Incentive Option Agreement, Mr. Jiang shall serve as managing director or other officer of Merit Times for not less than 3 year period of time; and in anticipation of Mr. Jiang’s continuance contributions to the group including Merit Times, MeKeFuBang and Longkang Juice, if the group meets certain thresholds of the revenue conditions, Mr. Jiang shall have rights and options to be transferred up to 100% shares of Proud Glory Limited at a nominal price within the next three years (the “Option”).

In addition, the Present Incentive Option Agreement also provides that Mr. Tang shall not dispose any of the shares of Proud Glory Limited without Mr. Jiang’s consent.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

We are in the process of adopting a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $50,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our ordinary shares, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, we expect that where a transaction has been identified as a related-person transaction, management must present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. The presentation will be expected to include a description of, among other things, the material facts, and the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available. To identify related-person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our audit committee will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

In the event a director has an interest in the proposed transaction, the director must excuse himself or herself form the deliberations and approval. Our policy will require that, in determining whether to approve, ratify or reject a related-person transaction, our audit committee must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, the best interests of our company and our stockholders, as our audit committee determines in the good faith exercise of its discretion. We did not previously have a formal policy concerning transactions with related persons.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;

(B)	Any proposed nominee for election as our director;

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our ordinary shares; or

(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $75,000  for the fiscal year ended December 31, 2008 and $75,000  for the fiscal year ended December 31, 2009.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) Tax Fees

There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4) All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

(5) Pre-Approval Policies and Procedures

Before the accountant is engaged by the issuer to render audit or non-audit services, the engagement is approved by the Company’s the board of directors acting as the audit committee.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-25 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement by and between the Company and Merit Times International Limited, dated October 22, 2009 (2)

3.1	Memorandum of Association (1)

3.2	Amended and Restated Memorandum of Association (1)

3.3	Articles of Association (1)

4.1	Form of Warrant (2)

10.1	Consulting Services Agreement, dated June 10, 2009 (2)

10.2	Operating Agreement, dated June 10, 2009 (2)

10.3	Proxy Agreement, dated June 10, 2009 (2)

10.4	Option Agreement, dated June 10, 2009 (2)

10.5	Option Agreement, dated August 5, 2009 (2)

10.6	Equity Pledge Agreement, dated June 10, 2009 (2)

10.7	Fund Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and American Stock Transfer & Trust Company as escrow agent, dated October 22, 2009 (2)

10.8	Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (2)

10.9	Holdback Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (2)

10.10	Going Public Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (4)

10.11	Make Good Escrow Agreement, amongst the Company, Make Good Shareholder, Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (4)

10.12	Lock-Up Agreement, by and between the Company and Lockup Stockholder, dated October 22, 2009 (2)

10.13	Translation of Land Lease with Yejiabo Village, Zhaowangzhuang Town of Laiyang City (4)

10.14	Translation of Land Lease with Dongwulong Village, Zhaowangzhuang Town of Laiyang City (4)

10.15	Translation of Land Lease with JiadianVillage, Bolinzhuang Town of Laiyang City (4)

10.16	Translation of Land Lease with Beixiaoping Village, Bolinzhuang Town of Laiyang City (4)

10.17	Translation of Land Lease with Zhaojiabuzi Village, Heluo Town of Laiyang City (4)

10.18	Translation of Land Lease with Luergang Village, Zhaowangzhuang Town of Laiyang City (4)

10.19	Translation of sales agreement with Shandong Zhanhua Haohua Fruit Juice Co., Ltd. (4)

10.20	Translation of sales agreement with Qingdao Dongxu Xinshen Trading Co. (4)

10.21	Translation of sales agreement with Yantai Jinyuan Food Co., Ltd. (4)

10.22	Translation of Cooperative Agreement – Contract of Orchard Contracting and Management (4)

10.23	Translation of Cooperative Agreement (4)

10.24	Construction contract dated December 25, 2009 *

21.1	List of subsidiaries of the Registrant (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

99.1	Translation of Exclusive producer license from Laiyang city government (4)

(1)	Incorporated herein by reference to the Form 10 Registration Statement filed on July 14, 2006.

(2)	Incorporated herein by reference to the current report Form 8-K filed on October 27, 2009.

(3)	Incorporated herein by reference to the registration statement on Form S-1 filed on November 20, 2009.

(4)	Incorporated herein by reference to the registration statement on Form S-1 filed on January 20, 2010.

*	Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD ACQUISITION CORPORATION

Date: March 31, 2010	By:	/s/ Zhide Jiang
Zhide Jiang
Chief Executive Officer, President and Chairman of the Board of Directors

Date: March 31, 2010	By:	/s/ Larry X. Chin
Larry X. Chin
Chief Financial Officer and
Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhide Jiang	Chief Executive Officer, President and	March 31, 2010
Zhide Jiang	Chairman of the Board of Directors

/s/ Larry X. Chin	Chief Financial Officer and	March 31, 2010
Larry X. Chin	Principal Accounting Officer

EMERALD ACQUISITION CORPORATION AND SUBIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Emerald Acquisition Corporation and Subsidiaries
Laiyang, China

We have audited the accompanying consolidated balance sheets of Emerald Acquisition Corporation and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerald Acquisition Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 15, 2010

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,574,338	$2,028,858
Cash - restricted	2,587,916	-
Accounts receivable, net of allowance for doubtful accounts and sales discount	-	5,102,763
Inventories, net of reserve for obsolete inventory	13,345,511	15,589,977
Prepaid VAT on purchases	82,330	433,109
Prepaid expenses and other current assets	-	994,199
Deferred income taxes	59,685	-

Total Current Assets	42,649,780	24,148,906

PROPERTY AND EQUIPMENT - net	7,397,661	7,464,680

OTHER ASSETS:
Land use rights, net	15,779,542	16,287,091
Deferred income taxes - net of current portion	835,586	-

Total Assets	$66,662,569	$47,900,677

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of loan payable	$-	$10,212,716
Accounts payable	540,830	1,050,806
Accrued expenses	1,392,155	270,474
Acquisition payables	-	850,501
Income taxes payable	4,819,891	2,366,211
Other taxes payable	31,317	-

Total Current Liabilities	6,784,193	14,750,708

LONG-TERM LIABILITIES:
Loan payable, net of current portion	-	3,568,628

Total Liabilities	6,784,193	18,319,336

COMMITMENT

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized,
none issued and outstanding at December 31, 2009 and 2008, respectively)	-	-
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,491,171 and
21,333,332 shares issued and outstanding at December 31, 2009 and 2008, respectively)	27,492	21,333
Additional paid-in capital	16,331,315	1,236,396
Subscription receivable	-	(50,000)
Retained earnings	38,080,824	23,009,955
Statutory and non-statutory reserves	2,949,814	2,949,814
Accumulated other comprehensive income - cumulative foreign currency translation adjustment	2,488,931	2,413,843

Total Shareholders' Equity	59,878,376	29,581,341

Total Liabilities and Shareholders' Equity	$66,662,569	$47,900,677

See notes to consolidated financial statements

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2009	2008

NET REVENUES	$82,627,335	$74,232,226

COST OF SALES	59,566,445	54,897,949

GROSS PROFIT	23,060,890	19,334,277

OPERATING EXPENSES:
Selling	456,024	686,724
Research and development	1,408,501	256,283
General and administrative	1,929,938	1,710,215

Total Operating Expenses	3,794,463	2,653,222

INCOME FROM OPERATIONS	19,266,427	16,681,055

OTHER INCOME (EXPENSE):
Interest income	62,512	50,251
Interest expense	(335,560)	(976,204)

Total Other Income (Expense)	(273,048)	(925,953)

INCOME BEFORE PROVISION FOR INCOME TAXES	18,993,379	15,755,102

(PROVISION FOR) BENEFIT FROM INCOME TAXES:
Current	(4,817,299)	(4,196,701)
Deferred	894,789	-

Total Provision for Income Taxes	(3,922,510)	(4,196,701)

NET INCOME	$15,070,869	$11,558,401

COMPREHENSIVE INCOME:
NET INCOME	$15,070,869	$11,558,401

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	75,088	1,304,006

COMPREHENSIVE INCOME	$15,145,957	$12,862,407

NET INCOME PER ORDINARY SHARE:
Basic	$0.67	$0.54
Diluted	$0.67	$0.54

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic	22,495,050	21,333,332
Diluted	22,495,050	21,333,332

See notes to consolidated financial statements

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2009 and 2008

	Ordinary					Statutory	Accumulated
	Shares		Additional			and	Other	Total
	Number of		Paid-in	Subscription	Retained	Non-Statutory	Comprehensive	Shareholders'
	Shares	Amount	Capital	Receivable	Earnings	Reserves	Income	Equity
Balance, December 31, 2007	21,333,332	$21,333	$1,236,396	$(50,000)	$12,710,564	$1,690,804	$1,109,837	$16,718,934

Adjustment to non-statutory reserves	-	-	-	-	(1,259,010)	1,259,010	-	-

Comprehensive income:
Net income for the year	-	-	-	-	11,558,401	-	-	11,558,401

Foreign currency translation adjustment	-	-	-	-	-	-	1,304,006	1,304,006

Total comprehensive income	-	-	-	-	-	-	-	12,862,407

Balance, December 31, 2008	21,333,332	21,333	1,236,396	(50,000)	23,009,955	2,949,814	2,413,843	29,581,341

Reorganization of Company	487,500	488	(488)	50,000	-	-	-	50,000

Sale of ordinary shares	5,670,339	5,671	17,005,343	-	-	-	-	17,011,014

Offering costs	-	-	(1,909,936)	-	-	-	-	(1,909,936)

Comprehensive income:
Net income for the year	-	-	-	-	15,070,869	-	-	15,070,869

Foreign currency translation adjustment	-	-	-	-	-	-	75,088	75,088

Total comprehensive income	-	-	-	-	-	-	-	15,145,957

Balance, December 31, 2009	27,491,171	$27,492	$16,331,315	$-	$38,080,824	$2,949,814	$2,488,931	$59,878,376

See notes to consolidated financial statements

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,070,869	$11,558,401
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	948,579	930,720
Amortization of land use rights	547,750	538,202
Increase in reserve for inventory obsolescence	-	30,055
Deferred income taxes	(894,789)	-
Changes in assets and liabilities:
Accounts receivable	5,112,699	(3,397,094)
Inventories	2,282,001	5,568,816
Prepaid and other current assets	996,118	(33,778)
Prepaid VAT on purchases	351,682	-
Accounts payable	(512,258)	(3,353)
Accrued expenses	1,120,405	880,768
Other taxes payable	31,301	-
Income taxes payable	2,446,481	(2,498,796)

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,500,838	13,573,941

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of land use rights	-	(11,282,274)
Purchase of property and equipment	(863,047)	(3,238)

NET CASH USED IN INVESTING ACTIVITIES	(863,047)	(11,285,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from sale of common stock	17,011,014	-
Increase in cash - restricted	(2,587,917)	-
Payment of offering costs	(1,909,936)	-
Proceeds from subscription receivable	50,000	-
Payment on loan payable	(13,808,178)	(4,769,114)
Payment on acquisition payables	(852,157)	(5,156,884)

NET CASH USED IN FINANCING ACTIVITIES	(2,097,174)	(9,925,998)

EFFECT OF EXCHANGE RATE ON CASH	4,863	494,982

NET INCREASE (DECREASE) IN CASH	24,545,480	(7,142,587)

CASH - beginning of year	2,028,858	9,171,445

CASH - end of year	$26,574,338	$2,028,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$335,560	$976,204
Income taxes	$2,370,618	$6,695,497

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unappropriated retained earnings allocated to statutory reserve	$-	$1,259,010

See notes to consolidated financial statements.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Emerald Acquisition Corporation (the ‘Company”) was formed under the laws of the Cayman Islands on March 10, 2006.  On October 22, 2009, the Company acquired Merit Times International Limited (“Merit Times”) in a reverse acquisition transaction. Merit Times was established on February 8, 2008, under the laws of British Virgin Islands. Merit Times was established as a “special purpose vehicle” for foreign fund raising. Pursuant to a share exchange agreement in this reverse acquisition transaction, the Company issued an aggregate of 21,333,332 ordinary shares to the shareholders of Merit Times, their designees or assigns in exchange for all of the issued and outstanding capital stock of Merit Times.  On October 22, 2009, the Share Exchange closed and Merit Times became the Company’s wholly-owned subsidiary.

Presently all of the Company’s business operations are carried out by Shandong Longkang Juice Co., Ltd., a limited liability company under the laws of China (“Longkang Juice”). The Company does not own any equity interests in Longkang Juice, but control and receive the economic benefits of its business operations through a series of contractual arrangements (the “Contractual Arrangements”) dated June 10, 2009. The Contractual Arrangements are between Longkang Juice and its owners, on the one hand, and Shandong MeKeFuBang Food Limited (the “WFOE” or “MeKeFuBang”) a wholly foreign owned enterprise incorporated on June 9, 2009 under the laws of the People’s Republic of China (PRC), Merit Times’ wholly-owned subsidiary in the PRC, on the other hand. The contractual arrangements are comprised of a series of agreements, including: (1) a Consulting Services Agreement, through which the MeKeFuBang has the right to advise, consult, manage and operate Longkang Juice, and collect and own all of the net profits of Longkang Juice; (2) an Operating Agreement, through which MeKeFuBang has the right to recommend director candidates and appoint the senior executives of Longkang Juice, approve any transactions that may materially affect the assets, liabilities, rights or operations of Longkang Juice, and guarantee the contractual performance by Longkang Juice of any agreements with third parties, in exchange for a pledge by Longkang Juice of its accounts receivable and assets; (3) a Proxy Agreement, under which the five owners of Longkang Juice have vested their collective voting control over the Operating Entity to MeKeFuBang and will only transfer their respective equity interests in Longkang Juice to MeKeFuBang or its designee(s); (4) an Option Agreement, under which the owners of Longkang Juice have granted MeKeFuBang the irrevocable right and option to acquire all of their equity interests in Longkang Juice; and (5) an Equity Pledge Agreement, under which the owners of Longkang Juice have pledged all of their rights, titles and interests in Longkang Juice to MeKeFuBang to guarantee Longkang Juice’s performance of its obligations under the Consulting Services Agreement. Through these contractual arrangements, the Company has the ability to substantially influence the daily operations and financial affairs of Longkang Juice, since the Company is able to appoint its senior executives and approve all matters requiring stockholder approval. As a result of these Contractual Arrangements, which enables the Company to control Longkang Juice and to receive, through its subsidiaries, all of its profits, the Company is considered the primary beneficiary of Longkang Juice, which is deemed its variable interest entity (“VIE”). Accordingly, the Company consolidates Longkang Juice’s results, assets and liabilities in its financial statements.

Prior to the Exchange Agreement, there were 1,281,500 Ordinary Shares issued and outstanding. Pursuant to the terms of the Exchange Agreement, a shareholder of the Company cancelled a total of 794,000 Ordinary Shares of the Company.  Following the combination prior to the Offering, there are 21,820,832 Ordinary Shares of the Company issued and outstanding.

The Company, through its subsidiaries and variable interest entity, engages in the production of fruit juice concentrate in the PRC, specializing in processing, producing and distributing Laiyang Pear fruit juice concentrate. The Company is the only producer of Laiyang Pear fruit juice concentrate, which contains 46 kinds of Organic Acid, Vitamin B1, B2, Vitamin C, Nicotinic Acid, Protocatechuic Acid, Carotene and mineral substances such as Calcium, Phosphorus and Iron, etc., and therefore is known for its taste, nutritional and medical benefits, and application in health supplements, pharmaceuticals, and the food and beverage industries.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the years presented. The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiary, Merit Times International Limited, MeKeFuBang, as well as the financial statements of Longkang.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Longkang is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary.  The Company’s relationships with Longkang and its shareholders are governed by a series of contractual arrangements between MeKeFuBang, the Company’s wholly foreign-owned enterprise in the PRC, and Longkang, which is the operating company of the Company in the PRC. Under PRC laws, each of MeKeFuBang and Longkang is an independent legal entity and none of them are exposed to liabilities incurred by the other party. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. On June 10, 2009, the Company entered into the following contractual arrangements with Longkang.

Operating Agreement - Pursuant to the operating agreement among MeKeFuBang, Longkang and all shareholders of Longkang (the “Longkang Shareholders”), MeKeFuBang provides guidance and instructions on Longkang’s daily operations, financial management and employment issues. Longkang Shareholders must designate the candidates recommended by MeKeFuBang as their representatives on the boards of directors of Longkang. MeKeFuBang has the right to appoint senior executives of Longkang. In addition, MeKeFuBang agrees to guarantee Longkang’s performance under any agreements or arrangements relating to Longkang’s business arrangements with any third party. Longkang, in return, agrees to pledge their accounts receivable and all of their assets to MeKeFuBang. Moreover, Longkang agrees that without the prior consent of MeKeFuBang, Longkang will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement shall commence from the effective and shall last for the maximum period of time permitted by law unless terminated early in accordance with certain provision or by any other agreements reached by all parties, with any extended term to be mutually agreed upon by the parties. Longkang shall not terminate this agreement.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consulting Services Agreement - Pursuant to the exclusive consulting services agreement between MeKeFuBang and Longkang, MeKeFuBang has the exclusive right to provide to Longkang general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of the Longkang’s products (the “Services”). Under this agreement, MeKeFuBang owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Longkang shall pay a quarterly consulting service fees in Renminbi (“RMB”) to MeKeFuBang that is equal to all of Longkang’s profits for such quarter.

Equity Pledge Agreement - Under the equity pledge agreement between Longkang’s shareholders and MeKeFuBang, Longkang’s Shareholders pledged all of their equity interests in Longkang to MeKeFuBang to guarantee Longkang’s performance of its obligations under the consulting services agreement. If Longkang or Longkang’s Shareholders breaches their respective contractual obligations, MeKeFuBang, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Longkang’s Shareholders also agreed that upon occurrence of any event of default, MeKeFuBang shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Longkang’s Shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that MeKeFuBang may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. Longkang’s Shareholders agreed not to dispose of the pledged equity interests or take any actions that would prejudice MeKeFuBang’s interest. The equity pledge agreement will expire two (2) years after Longkang’s obligations under the consulting services agreements have been fulfilled.

Option Agreement - Under the option agreement between Longkang’s Shareholders and MeKeFuBang, Longkang’s Shareholders irrevocably granted MeKeFuBang or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Longkang for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. MeKeFuBang or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement shall last for the maximum period of time permitted by law unless terminated in accordance with this agreement.

The accounts of Longkang are consolidated in the accompanying consolidated financial statements pursuant to Financial Accounting Codification Standards Topic 810-10-05 and related subtopics related to the consolidation of Variable Interest Entities As a VIE, Longkang’s sales are included in the Company’s total sales, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Longkang’s net income. The Company does not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company had a pecuniary interest in Longkang that require consolidation of the Company’s and Longkang financial statements.

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2009 and 2008 include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and assumptions used in assessing impairment of long-term assets.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, accounts payable and accrued expenses, and advances to suppliers approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC and the U.S. Balances in the U.S are insured up to $250,000 at each bank.  Balances in banks in the PRC are uninsured.

Cash – restricted

As at December 31, 2009, restricted cash consisted of cash deposits held with Company counsel (see Note 10).

Concentrations of credit risk

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk (continued)

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company’s sales are cash sales since the demand for our products exceeds our current supply.

At December 31, 2009 and 2008, the Company’s cash balances by geographic area were as follows:

	December 31, 2009		December 31, 2008
Country:
United States	$-	-	$-	-
China	26,574,338	100.0%	2,028,858	100.0%
Total cash and cash equivalents	$26,574,338	100.0%	$2,028,858	100.0%

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2009 and 2008, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0 and $41,598, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $92,619 and $92,390 at December 31, 2009 and 2008, respectively. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation, and storage fees.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.  Included in property and equipment is construction-in-progress which consists of a deposit on a factory under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2009 and 2008.

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China.  The Company accounts for income taxes using the liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.  Advances from customers at December 31, 2009 and 2008 amounted to $0 and $0, respectively.

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of juice concentrate upon shipment and transfer of title.

Shipping costs

Shipping costs are included in selling expenses and totaled $151,486 and $337,333 for the years ended December 31, 2009 and 2008, respectively.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the years ended December 31, 2009 and 2008, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $83,303 and $56,505, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statement of operations. For the years ended December 31, 2009 and 2008, advertising expense amounted to $99,622 and $209,701, respectively.

Research and development

Research and development costs are expensed as incurred. For the years ended December 31, 2009 and 2008, research and development costs amounted to $1,408,501 and $256,283, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and affiliates is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2009 and 2008 was $4,862 and $494,982, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at December 31, 2009 and 2008 were translated at 6.8372 RMB to $1.00 and at 6.8542 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2009 and 2008 were 6.84088 RMB and 6.96225 RMB to $1.00, respectively.  Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2009 and 2008 included net income and unrealized gains from foreign currency translation adjustments.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company shall disclose all related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged. Property purchased from a related party is recorded at the cost to the related party and any payment to or on behalf of the related party in excess of the cost is reflected as a distribution to related party.

Income per share of ordinary stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Basic net income per ordinary share is computed by dividing net income available to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period. Diluted income per ordinary share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Potentially dilutive ordinary shares consist of common stock warrants (using the treasury stock method).  Common stock warrants were not included in the following calculation as the effect on net income per ordinary share was anti-dilutive. The following table presents a reconciliation of basic and diluted net income per ordinary share:

	Years Ended December 31,
	2009	2008
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$15,070,869	$11,558,401

Weighted average ordinary shares outstanding – basic	22,495,050	21,333,332
Effect of dilutive securities:
Warrants	-	-
Weighted average ordinary shares outstanding– diluted	22,495,050	21,333,332
Net income per ordinary share - basic	$0.67	$0.54
Net income per ordinary share - diluted	$0.67	$0.54

The Company’s aggregate common stock equivalents at December 31, 2009 and 2008 include the following:

	2009	2008
Warrants	3,402,212	-
Total	3,402,212	-

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification was effective for our third-quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all references to authoritative accounting literature have been referenced in accordance with the Codification.

In April 2009, the FASB issued ASC Topic 320-10-65, “Recognition and Presentation of Other-Than-Temporary Impairments”. This update provides guidance for allocation of charges for other-than-temporary impairments between earnings and other comprehensive income. It also revises subsequent accounting for other-than-temporary impairments and expands required disclosure. The update was effective for interim and annual periods ending after June 15, 2009. The adoption of ASC Topic 320-10-65 did not have a material impact on the results of operations and financial condition.

In April 2009, the FASB issued ASC Topic 320-10-65, “Interim Disclosures About Fair Value of Financial Instruments”. This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis and is effective for interim periods ending after June 15, 2009.  The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  At December 31, 2009 and 2008, the carrying value of the Companies financial instruments approximated fair value, due to their short term nature.

In May 2009, the FASB issued (ASC Topic 855), “Subsequent Events” (ASC Topic 855). This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASC Topic 810-10, “Amendments to FASB Interpretation No. 46(R)”. This updated guidance requires a qualitative approach to identifying a controlling financial interest in a variable interest entity (VIE), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. It is effective for annual reporting periods beginning after November 15, 2009. The adoption of ASC Topic 810-10 did not have a material impact on the Company’s results of operations or financial condition.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements.” This ASU establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities. This ASU provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in this ASU also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating this new ASU.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending December 31, 2009, subsequent events were evaluated by the Company as of March 30, 2010, the date on which the consolidated financial statements at and for the year ended December 31, 2009, were available to be issued.

NOTE 2 – ACCOUNTS RECEIVABLE

At December 31, 2009 and 2008, accounts receivable consisted of the following:

	2009	2008
Accounts receivable	$-	$5,144,361
Less: allowance for doubtful accounts	-	(41,598)
	$-	$5,102,763

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 3 - INVENTORIES

At December 31, 2009 and 2008, inventories consisted of the following:

	2009	2008
Raw materials	$120,990	$266,581
Work in process	-	690
Finished goods	13,317,140	15,415,096
	13,438,130	15,682,367
Less: reserve for obsolete inventory	(92,619)	(92,390)
	$13,345,511	$15,589,977

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2009 and 2008, property and equipment consisted of the following:

	Useful Life	2009	2008
Office equipment and furniture	10 Years	$113,418	$113,136
Manufacturing equipment	10 Years	7,970,320	7,950,552
Vehicles	10 Years	76,490	76,300
Construction in progress	-	863,511	-
Building and building improvements	10-20 Years	3,095,281	3,087,605
		12,119,020	11,227,593
Less: accumulated depreciation		(4,721,359)	(3,762,913)
		$7,397,661	$7,464,680

For the years ended December 31, 2009 and 2008, depreciation expense amounted to $948,579 and $930,720, of which $666,176 and $676,540 is included in cost of sales, and $282,403 and $254,180 is included in general and administrative expenses, respectively.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  In 2008, the Company acquired land use rights for cash of 78,550,010 RMB (approximately $11,300.000) for 500 acres of plantation fields in Laiyang, China. The land contains pear plantations and will be used to supply pears to the Company for production. The Company’s land use rights have terms that expire in December 2037 through December 2054.  The Company amortizes these land use rights over the term of the respective land use right. The lease agreement does not have any renewal option and the Company has no further obligations to the lessor.  In 2009 and 2008, the pear orchids on this land did not produce any pears and the Company does not expect to yield any pears that can be used in production until September 2010.  Accordingly, the Company included the amortization of the respective land use rights in general and administrative expenses until such time that it yields pears from the orchards. Upon the use of pears from the orchids in the production process, the Company will reflect the amortization of these land use rights in cost of sales. For the years ended December 31, 2009 and 2008, amortization of land use rights amounted to $547,750 and $538,202, respectively.  At December 31, 2009 and 2008, land use rights consist of the following:

	Useful Life	2009	2008
Land Use Rights	30 - 50 years	$17,107,320	$17,064,890
Less: Accumulated Amortization		(1,327,778)	(777,799)
		$15,779,542	$16,287,091

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 5 – LAND USE RIGHTS (continued)

Amortization of land use rights attributable to future periods is as follows:

Years ending December 31:
2010	$548,045
2011	548,045
2012	548,045
2013	548,045
2014	548,045
Thereafter	13,039,317
$15,779,542

NOTE 6 – LOAN PAYABLE

In connection with the acquisition of the net assets of the Company, which occurred in 2004, the Company assumed a loan payable to a third party related to the original construction of the its factory. The loan was due in annual installments through December 2010 and was non-interest bearing. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 6.12% based on PRC central bank five year and up loan rate effective October 2004.  At December 31, 2009 and 2008, loan payable amounted to $0 and $13,781,344, respectively.  For the year ended December 31, 2009 and 2008, imputed interest expense related to this loan amounted to $335,560 and $976,204, respectively.

NOTE 7 – ACCRUED EXPENSES

At December 31, 2009 and 2008, accrued expenses consist of the following:

	December 31,
	2009	2008
Accrued research and development costs	$877,552	$-
Accrued payroll and employees benefit	424,208	196,896
Other	90,395	73,578
	$1,392,155	$270,474

NOTE 8 – ACQUISITION PAYABLES

In connection with the acquisition of the net assets of the Company, which occurred in 2004, the Company assumed certain accounts payable to third parties. These payables were payable on demand. At December 31, 2009 and 2008, acquisition payables amounted to $0 and $850,501, respectively.

NOTE 9 – INCOME TAXES

The Company accounts for income taxes pursuant to the accounting standards that require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the temporary differences from the deduction of depreciation and related expenses for income tax purposes as compared to financial statement purposes, are dependent upon future earnings. Accordingly, prior to 2009, the net deferred tax asset related to the temporary differences was fully offset by a valuation allowance. The Company’s operating affiliate is governed by the Income Tax Law of the People’s Republic of China. The Company and its wholly-owned subsidiary, Merit Times were incorporated in the Cayman Islands and British Virgin Islands (“BVI”), respectively. Under the current laws of the Cayman Islands and BVI, the two entities are not subject to income taxes.  Accordingly, the Company has not established a provision for current or deferred taxes for these jurisdictions.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 9 – INCOME TAXES (continued)

Under the Income Tax Laws of PRC, since January 2008, Chinese companies are generally subject to an income tax at an effective rate of 25%, on income reported in the statutory financial statements after appropriate tax adjustments.

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the China statutory rate and the actual tax provision:

	Year Ended December 31,
	2009	2008
Income tax provision at China statutory rate of 25%	$4,748,345	$3,938,776
Permanent difference - Non-deductible Cayman Island and BVI loss	44,715	-
Other	(1,668)	26,785
(Decrease) increase in valuation allowance	(868,882)	231,140
Total provision for income taxes	$3,922,510	$4,196,701

Tax provision (benefit):
Current	$4,817,299	$4,196,701
Deferred	(894,789)	-
	$3,922,510	$4,196,701

The Company’s deferred tax assets as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Deferred tax asset:
Temporary differences (i)	$895,271	$868,882
Total gross deferred tax asset	895,271	868,882
Less: valuation allowance	-	(868,882)
Net deferred tax asset	$895,271	$-

Deferred tax asset:
Current	$59,685	$-
Long-term	835,586	-
Total deferred tax asset	$895,271	$-

(i)         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Prior to 2009, the Company had recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company’s deferred tax asset relates to the temporary difference between the book and tax related to the depreciation of certain property and equipment.  In 2008, the deferred tax asset had been fully reserved with a valuation allowance as management of the Company had not determined if realization of these assets would occur in the future. Prior to 2009, management believed that the realization of income tax benefits from a temporary difference arising from the depreciation of certain property and equipment for financial statement purposes over the period from 2004 to 2009 as compared to the depreciation of the related asset over 20 years for income tax purposes appeared not more than likely due to the Company’s limited operating history, the fact that prior to 2007 the Company had no cooperative agreements for the acquisition of raw materials, and the Company had a limited number  of customers.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 9 – INCOME TAXES (continued)

Accordingly, the Company had provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. In 2009, after analysis, management concluded that the realization of the deferred tax asset is probable and accordingly, reversed the valuation allowance and reflected a deferred tax asset.  The Company’s decision was based on the fact that 1) the Company now has several years of operating history with increasing net income; 2) In 2007, the Company signed cooperative agreements with farmers for the supply of raw materials. In 2008, the Company acquired additional land use rights for the production of pears, its main raw material; 3) In October 2009, the Company entered into a financing agreement for the sale of its ordinary shares for net proceeds of approximately $15,100,000; and 4) the Company has begun its plans to diversify its product line to include the sale of animal bio-feed products.

NOTE 10 – SHAREHOLDERS’ EQUITY

(a)           Common stock

Recapitalization

On October 22, 2009, pursuant to a Share Exchange Agreement (See Note 1), the Company issued 21,333,332 ordinary shares to the shareholders of Merit Times, their designees or assigns in exchange for all of the issued and outstanding capital stock of Merit Times. Pursuant to the terms of the Share Exchange Agreement, a shareholder of the Company cancelled a total of 794,000 Ordinary Shares of the Company.  Following the combination prior to the Offering, there are 21,820,832 Ordinary Shares of the Company issued and outstanding.

Offering

On October 22, 2009, pursuant to a Subscription Agreement (the “Subscription Agreement”) between the Company and certain investors (the “Investors”) named in the Subscription Agreement, the Company completed an offering (the “Offering”) of the sale of investment units (the “Units”) for gross proceeds of $15,096,011, each Unit consisting of 50,000 Ordinary Shares, par value $0.001 per share (the “Ordinary Shares”) and five-year warrants to purchase 25,000 of the Ordinary Shares of the Company, at an exercise price of $6.00 per share (the “Warrants”).  Additionally, on November 2, 2009, the Company entered into and closed on the second and final round of a private placement by raising gross proceeds of $1,915,003 through the sale of Units pursuant to a Subscription Agreement between the Company and certain Investors named in the Subscription Agreement. Together with the first closing on October 22, 2009, Emerald raised aggregate gross proceeds of $17,011,014 from the Offering, and issued 5,670,339 Ordinary Shares and 2,835,177 Warrants to Investors.

Additionally, the Company’s majority shareholder, Proud Glory Limited, of which the Company’s sole officer and director Mr. Zhide Jiang is the managing director (the “Lock-Up Shareholder”), entered into a Lock-Up Agreement with the Company whereby the Lock-Up Shareholder agreed it will not, offer, pledge, sell or otherwise dispose of any Ordinary Shares or any securities convertible into or exercisable or exchangeable for Ordinary Shares during the period beginning on and including the date of the final Closing of the Offering for a period of eighteen (18) months.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE10 – SHAREHOLDERS’ EQUITY (continued)

Pursuant to an Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc. (“Grandview”), Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), the Company placed a total of $120,000 in an escrow account with its counsel to be used for the payment of investor relation fees. Further, pursuant to a Holdback Escrow Agreement, amongst the Company, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Holdback Escrow Agreement”), the Company placed escrow funds equal to ten percent (10%) of the Offering proceeds, with its counsel to be held in escrow until such time as a qualified chief financial officer has been approved and appointed as an officer of Emerald.  Finally, pursuant to a Going Public Escrow Agreement, amongst the Company, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), the Company placed a total of $1,000,000 from the Offering proceeds with its counsel to be used for the payment of fees and expenses related to becoming a public company and listing its Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement, Holdback Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to the Company.

In connection with the Offering, the Company agreed to file a registration statement on Form S-1 (“Registration Statement”) within 30 days after Closing (“Required Filing Date”) and use our best efforts to have it declared effective within 180 days after Closing to register (i) 100% of its Ordinary Shares issued in this Offering; (ii) 100% of the Ordinary Shares underlying the Warrants and Agent Warrants issued in this Offering (“Warrant Shares”) (collective, (the “Registrable Securities”).  If a Registration Statement covering the registration of the Registrable Securities is not filed with the Commission by the Required Filing Date, the Company shall issue 200,000 Ordinary Shares to the Investors, distributed pro rata, per calendar month, or portion thereof, up to a maximum of 1,000,000 Ordinary Shares of Emerald. The Company filed its Registration Statement prior to the Required Filing Date.

In connection with the Offering, the Company and the Company’s management entered into a Make Good Escrow Agreement, whereby management placed a total of 4,600,000 of management’s Ordinary Shares in escrow (the “Escrow Shares”) and agreed to transfer the Escrow Shares, in whole or in part as described below, to the Investors on a pro rata basis in the event that the Company does not meet certain performance targets for its fiscal years ending December 31, 2009 and December 31, 2010. Under the “make good” arrangement, minimum net income thresholds of $14,000,000 and $18,000,000 with a 10% allowable variation were established for the 2009 and 2010 fiscal years, respectively. If, in a given fiscal year, the applicable minimum net income threshold is not met, escrowed shares, on a pro-rata basis, in an amount equal to the percentage of variation from the net income threshold times the total number of escrow shares, are required to be disbursed to the private placement investors. If any escrow shares are distributed to investors resulting from the Company not attaining the 2009 net income thresholds, Proud Glory Limited will place an additional amount of shares into escrow so that the escrow shares total 4,600,000.  If the net income equals or exceeds $12,600,000 in 2009 and $16,200,000 million in 2010, then the applicable thresholds will be deemed met and all escrow shares will be disbursed to Proud Glory Limited.

Currently, the Company believes that it can reasonably achieve the contracted financial performance thresholds (the “make-good targets”) for both years of 2009 and 2010. In the case where the Company does achieve the make-good targets and releases the escrowed shares back to Proud Glory Limited, the Company does not believe the fair value of the escrowed shares should be recognized as compensation or an expense. According to SEC Staff Announcement Topic No. D-110, to overcome the presumption that the release of shares are compensatory, the Company is required to consider the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. For example, as a condition of a financing transaction, investors may request that specific significant shareholders, who also may be officers or directors, participate in an escrowed share arrangement. If the escrowed shares will be released or canceled without regard to continued employment, specific facts and circumstances may indicate that the arrangement is in substance an inducement made to facilitate the transaction on behalf of the company, rather than as compensatory. In such cases, the Company generally believes that the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly-issued securities.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE10 – SHAREHOLDERS’ EQUITY (continued)

The Shares Escrow Agreement and Lock-Up Agreement are clearly not entered into for purposes related to, or contingent upon, continued employment of the key executive.  The sole reason for the Company and Mr. Jiang to escrow and lock up the shares is to induce the PIPE investors to close the financing transaction.  Therefore, the Company believes the fair value of the escrow shares (determined by the fair market price of the common stock on the date of the Shares Escrow Agreement), when released back to Proud Glory, should be recorded as reduction of the financing proceeds.  Such reduction will be debited to the account of additional paid-in capital and will be fully offset by the corresponding credit to the additional paid-in capital, resulting in no change in net equity of the balance sheet.

On the other hand, if the make good targets are not met and the escrowed shares are forfeited and delivered to the PIPE investors instead, it will be accounted for as a recapitalization transaction with the PIPE investors, also resulting in no income or expense being recognized in the Company’s financial statements.

Placement Agent

Grandview, the lead placement agent, and Rodman & Renshaw, LLC, the co-placement agent, are the placement agents (the “Placement Agents”) in connection with the Offering. For the placement agent services, the Company paid a cash commission equal to 7% of the aggregate gross proceeds of the Units sold and issued five-year warrants to purchase 567,035 Ordinary Shares, which equal 10% of the number of Ordinary Shares sold in this Offering, exercisable at any time at a price equal to $6.00 per share for a five-year period (“Agent Warrants”).

(b)        Warrants

Warrant activity for the year ended December 31, 2009 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	-	$-
Granted	3,402,210	6.00
Exercised	-	-
Balance at end of year	3,402,210	$6.00

Warrants exercisable at end of year	3,402,210	$6.00

The following table summarizes the shares of the Company’s common stock issuable upon exercise of warrants outstanding at December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$ 6.00	3,402,210	4.81	6.00	3,402,210	6.00

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 11 – MAJOR CUSTOMERS

For the years ended December 31, 2009 and 2008, seven customers accounted for 100.0% of the Company’s revenues, respectively.  In 2009, no customer accounted for more than 20% of the Company’s net revenues. In 2008, one customer accounted for 23.4% of net revenues.

NOTE 12  – STATUTORY AND NON-STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the years ended December 31, 2009 and 2008, statutory reserve activity is as follows:

	Statutory	Non-Statutory	Total
Balance – December 31, 2007	$622,823	$1,067,981	$1,690,804
Addition to reserves	-	1,259,010	1,259,110
Balance – December 31, 2008	622,823	2,326,991	2,949,814
Addition to reserves	-	-	-
Balance – December 31, 2009	$622,823	$2,326,991	$2,949,814

NOTE 13 – RESTRICTED NET ASSETS

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the subsidiaries of Emerald Acquisition Corporation exceed 25% of the consolidated net assets of Emerald Acquisition Corporation. The ability of our Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion of our operations and revenues are conducted and generated in China, all of our revenues being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

The condensed parent company financial statements have been prepared using the same accounting principles and policies described in the notes to the consolidated financial statements, with the only exception being that the parent company accounts for its subsidiaries using the equity method. Refer to the consolidated financial statements and notes presented above for additional information and disclosures with respect to these financial statements.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 13 – RESTRICTED NET ASSETS (continued)

EMERALD ACQUISITION CORPORATION CONSOLIDATED PARENT COMPANY BALANCE SHEETS

	As of December 31,	As of December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$10,487,306	$-
Cash - restricted	2,587,916	-
Total Current Assets	13,075,222	-
Investments in subsidiaries at equity	46,906,159	29,581,341
Total Assets	$59,981,381	$29,581,341

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	103,005	-
Total Current Liabilities	103,005	-

Shareholders’ equity:
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,491,171 and 21,333,332 shares issued and outstanding at December 31, 2009 and 2008, respectively)	27,492	21,333
Additional paid-in capital	16,331,315	1,236,396
Statutory reserve	2,949,814	1,216,292
Subscription receivable	-	(50,000)
Retained earnings	38,080,824	23,009,955
Accumulated other comprehensive income	2,488,931	2,413,843
Total Shareholders’ Equity	59,878,376	29,581,341
Total Liabilities and Shareholders’ Equity	$59,981,381	$29,581,341

EMERALD ACQUISITION CORPORATION
CONDENSED PARENT COMPANY STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008
REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	178,861	-
Total Operating Expenses	178,861	-

LOSS FROM OPERATIONS	(178,861)	-

LOSS ATTRIBUTABLE TO PARENT ONLY	(178,861)	-

EQUITY INCOME EARNINGS OF SUBSIDIARIES	15,249,730	11,558,401

NET INCOME	$15,070,869	$11,558,401

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
NOTE 13 – RESTRICTED NET ASSETS (continued)

EMERALD ACQUISITION CORPORATION
CONSOLIDATED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,070,869	$11,558,401
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in earnings of subsidiary	(15,249,730)	(11,558,401)
Changes in assets and liabilities:
Accounts payable	103,005	-
NET CASH USED IN OPERATING ACTIVITIES	(85,856)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment payments to subsidiaries	(2,000,000)	-
Increase in cash – restricted	(2,587,916)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,587,916)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of ordinary shares	17,011,014	-
Proceeds from subscription receivable	50,000	-
Payment of placement fees and expenses	(1,909,936)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,151,078	-

NET INCREASE IN CASH	10,487,306	-

CASH - beginning of year	-	-

CASH - end of year	$10,487,306	$-

NOTE 14 – COMMITMENT

On December 24, 2009, as part of the Company’s expansion plans to add additional production capacity, the Company entered into a construction contract for the construction of a new manufacturing facility and office space for 19,680,000 RMB (approximately $2,880,000).  The construction project and all payments are expected to be completed in the second quarter of 2010.  As of December 31, 2009, the Company paid $863,511 which has been reflected in property and equipment as construction in process.  At December 31, 2009, future amounts due under the construction contract amount to approximately $2,106,000.