Form 10-Q
period 2010-03-31
Emerald Acquisition CORP
filed 2010-05-17
CIK 1368196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER:  000-52133

EMERALD ACQUISITION CORPORATION
(Name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

No. 48 South Qingshui Road
Laiyang City, Shandong 265200
People’s Republic of China
(Address of principal executive office)

(86) (535) 729-6152
(Registrant’s telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  27,491,171 shares of common stock are issued and outstanding as of May 12, 2010.

EMERALD ACQUISITION CORPORATION
FORM 10-Q
March 31, 2010

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$46,899,859	$26,574,338
Cash - restricted	1,031,651	2,587,916
Inventories, net of reserve for obsolete inventory	80,150	13,345,511
Prepaid VAT on purchases	-	82,330
Deferred income taxes	59,694	59,685

Total Current Assets	48,071,354	42,649,780

PROPERTY AND EQUIPMENT - net	9,069,614	7,397,661

OTHER ASSETS:
Land use rights, net	15,645,048	15,779,542
Deferred income taxes - net of current portion	820,797	835,586

Total Assets	$73,606,813	$66,662,569

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$559,037	$540,830
Accrued expenses	806,492	1,392,155
Income taxes payable	2,921,272	4,819,891
Other taxes payable	175,353	31,317

Total Current Liabilities	4,462,154	6,784,193

COMMITMENT

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized, none issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	-	-
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,491,171 and 27,491,171 shares issued and outstanding at March 31, 2010 amd December 31, 2009, respectively)	27,492	27,492
Additional paid-in capital	16,331,315	16,331,315
Retained earnings	47,346,323	38,080,824
Statutory and non-statutory reserves	2,949,814	2,949,814
Accumulated other comprehensive income - cumulative foreign currency translation adjustment	2,489,715	2,488,931

Total Shareholders' Equity	69,144,659	59,878,376

Total Liabilities and Shareholders' Equity	$73,606,813	$66,662,569

See condensed notes to unaudited consolidated financial statements

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

NET REVENUES	$43,201,052	$44,144,000

COST OF SALES	30,064,963	31,561,821

GROSS PROFIT	13,136,089	12,582,179

OPERATING EXPENSES:
Selling	172,186	227,269
Research and development	73,142	41,042
General and administrative	518,128	429,476

Total Operating Expenses	763,456	697,787

INCOME FROM OPERATIONS	12,372,633	11,884,392

OTHER INCOME (EXPENSE):
Interest income	24,841	12,269
Interest expense	-	(132,054)

Total Other Income (Expense)	24,841	(119,785)

INCOME BEFORE PROVISION FOR INCOME TAXES	12,397,474	11,764,607

PROVISION FOR INCOME TAXES:
Current	(3,117,051)	(2,971,741)
Deferred	(14,924)	-

Total Provision for Income Taxes	(3,131,975)	(2,971,741)

NET INCOME	$9,265,499	$8,792,866

COMPREHENSIVE INCOME:
NET INCOME	$9,265,499	$8,792,866

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	784	38,421

COMPREHENSIVE INCOME	$9,266,283	$8,831,287

NET INCOME PER ORDINARY SHARE:
Basic	$0.34	$0.41
Diluted	$0.34	$0.41

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic	27,491,171	21,333,332
Diluted	27,491,171	21,333,332

See condensed notes to unaudited consolidated financial statements

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,265,499	$8,792,866
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	237,313	237,004
Amortization of land use rights	137,035	132,349
Increase in allowance for doubtful accounts	-	169,469
Deferred income taxes	14,924	-
Changes in assets and liabilities:
Accounts receivable	-	(4,175,077)
Inventories	13,267,660	14,069,819
Prepaid and other current assets	-	1,428,880
Prepaid VAT on purchases	82,329	-
Accounts payable	18,137	(614,751)
Accrued expenses	(592,542)	(154,505)
Other taxes payable	144,033	5,162,154
Income taxes payable	(1,899,414)	634,808

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,674,974	25,683,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,908,093)	-

NET CASH USED IN INVESTING ACTIVITIES	(1,908,093)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash - restricted	1,556,265	-
Payment on loan payable	-	(10,092,028)
Payment on acquisition payables	-	(851,448)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,556,265	(10,943,476)

EFFECT OF EXCHANGE RATE ON CASH	2,375	4,658

NET INCREASE IN CASH	20,325,521	14,744,198

CASH - beginning of year	26,574,338	2,028,858

CASH - end of period	$46,899,859	$16,773,056

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$132,054
Income taxes	$5,016,465	$2,337,268

See condensed notes to unaudited consolidated financial statements.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented.

These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2009.

The accompanying unaudited condensed consolidated financial statements for Emerald Acquisition Corporation, its subsidiaries and variable interest entities, have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

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
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates include the allowance for doubtful accounts, the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, and assumptions used in assessing impairment of long-term assets.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

Cash – restricted

As at March 31, 2010 and December 31, 2009, restricted cash consisted of cash deposits held with Company counsel (see Note 7).

Concentrations of credit risk

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk (continued)

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are cash sales since the demand for our products exceeds our current supply.

At March 31, 2010 and December 31, 2009, the Company’s cash balances by geographic area were as follows:

	March 31, 2010		December 31, 2009
Country:
China	$46,899,859	100.0%	$26,574,338	100.0%
Total cash and cash equivalents	$46,899,859	100.0%	$26,574,338	100.0%

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2010 and December 31, 2009, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0 and $0, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $92,634 and $92,619 at March 31, 2010 and December 31, 2009, respectively. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation, and storage fees.

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
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the periods ended March 31, 2010 and 2009.

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

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.  Advances from customers at March 31, 2010 and December 31, 2009 amounted to $0 and $0, respectively.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $22,380 and $119,333 for the three month ended March 31, 2010 and 2009, respectively.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the three months ended March 31, 2010 and 2009, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $16,550 and $3,962, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statement of operations. For the three months ended March 31, 2010 and 2009, advertising expense amounted to $14,628 and $39,728, respectively.

Research and development

Research and development costs are expensed as incurred. For the three months ended March 31, 2010 and 2009, research and development costs amounted to $73,142 and $41,042, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and affiliates is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2010 and 2009 was $2,375 and $4,658, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2010 and December 31, 2009 were translated at 6.8361 RMB to $1.00 and at 6.8372 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2010 and 2009 were 6.83603 RMB and 6.84658 RMB to $1.00, respectively.  Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

	Three Months Ended March 31,
	2010	2009
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$9,265,499	$8,792,866

Weighted average ordinary shares outstanding – basic	27,491,171	21,333,332
Effect of dilutive securities:
Warrants	-	-
Weighted average ordinary shares outstanding– diluted	27,491,171	21,333,332
Net income per ordinary share - basic	$0.34	$0.41
Net income per ordinary share - diluted	$0.34	$0.41

The Company's aggregate common stock equivalents at March 31, 2010 and 2009 include the following:

	2010	2009
Warrants	3,402,212	-
Total	3,402,212	-

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Subsequent Events

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending March 31, 2010, subsequent events were evaluated by the Company as of May 14, 2010, the date on which the consolidated financial statements at and for the three months ended March 31, 2010, were available to be issued.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 2 - INVENTORIES

At March 31, 2010 and December 31, 2009, inventories consisted of the following:

	2010	2009
Raw materials	$103,486	$120,990
Work in process	69,298	-
Finished goods	-	13,317,140
	172,784	13,438,130
Less: reserve for obsolete inventory	(92,634)	(92,619)
	$80,150	$13,345,511

NOTE 3 - PROPERTY AND EQUIPMENT

At March 31, 2010 and December 31, 2009, property and equipment consisted of the following:

	Useful Life	2010	2009
Office equipment and furniture	10 Years	$113,437	$113,418
Manufacturing equipment	10 Years	7,971,602	7,970,320
Vehicles	10 Years	76,502	76,490
Construction in progress	-	2,771,723	863,511
Building and building improvements	10-20 Years	3,095,779	3,095,281
		14,029,043	12,119,020
Less: accumulated depreciation		(4,959,429)	(4,721,359)
		$9,069,614	$7,397,661

For the three months ended March 31, 2010 and 2009, depreciation expense amounted to $237,313 and $237,004, of which $184,893 and $172,209 is included in cost of sales, and $52,420 and $64,795 is included in general and administrative expenses, respectively.

NOTE 4 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  In 2008, the Company acquired land use rights for cash of 78,550,010 RMB (approximately $11,300.000) for 500 acres of plantation fields in Laiyang, China. The land contains Laiyang Pear plantations and will be used to supply pears to the Company for production. The Company’s land use rights have terms that expire in December 2037 through December 2054.  The Company amortizes these land use rights over the term of the respective land use right. The lease agreement does not have any renewal option and the Company has no further obligations to the lessor.  Through March 31, 2010, the pear orchards on this land did not produce any pears and the Company does not expect to yield any pears that can be used in production until September 2010.  Accordingly, the Company included the amortization of the respective land use rights in general and administrative expenses until such time that it yields pears from the orchards. Upon the use of pears from the orchards in the production process, the Company will reflect the amortization of these land use rights in cost of sales. For the three months ended March 31, 2010 and 2009, amortization of land use rights amounted to $137,035 and $132,349, respectively.  At March 31, 2010 and December 31, 2009, land use rights consist of the following:

	Useful Life	2010	2009
Land Use Rights	30 - 50 years	$17,110,073	$17,107,320
Less: Accumulated Amortization		(1,465,025)	(1,327,778)
		$15,645,048	$15,779,542

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 4 – LAND USE RIGHTS (continued)

Amortization of land use rights attributable to future periods is as follows:

Years ending March 31:
2011	$548,133
2012	548,133
2013	548,133
2014	548,133
2015	548,133
Thereafter	12,904,383
$15,645,048
NOTE 5 – LOAN PAYABLE

In connection with the acquisition of the net assets of the Company, which occurred in 2004, the Company assumed a loan payable to a third party related to the original construction of the its factory. The loan was due in annual installments through December 2010 and was non-interest bearing. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 6.12% based on PRC central bank five year and up loan rate effective October 2004.  In December 2009, the loan payable was repaid in full.  For the three months ended March 31, 2010 and 2009, imputed interest expense related to this loan amounted to $0 and $132,054, respectively.

NOTE 6 – ACCRUED EXPENSES

At March 31, 2010 and December 31, 2009, accrued expenses consist of the following:

	2010	2009
Accrued research and development costs	$658,270	$877,552
Accrued payroll and employees benefit	75,657	424,208
Other	72,565	90,395
	$806,492	$1,392,155

NOTE 7 – CASH - RESTRICTED

Pursuant to an Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc. (“Grandview”), Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), the Company placed a total of $120,000 in an escrow account with its counsel to be used for the payment of investor relation fees. Further, pursuant to a Holdback Escrow Agreement, amongst the Company, Grandview, Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Holdback Escrow Agreement”), the Company placed escrow funds equal to ten percent (10%) of the Offering proceeds, with its counsel to be held in escrow until such time as a qualified chief financial officer has been approved and appointed as an officer of Emerald.  In January 2010, a qualified chief financial officer was approved and appointed as an officer of Emerald and accordingly, $1,509,600 was released from escrow.  Finally, pursuant to a Going Public Escrow Agreement, amongst the Company, Grandview, Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), the Company placed a total of $1,000,000 from the Offering proceeds with its counsel to be used for the payment of fees and expenses related to becoming a public company and listing its Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to the Company. At March 31, 2010 and December 31, 2009, cash - restricted amounted to $1,031,651 and $2,587,916, respectively.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY

Warrants

Warrant activity for the three months ended March 31, 2010 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	3,402,210	$6.00
Granted	-	-
Exercised	-	-
Balance at end of period	3,402,210	$6.00

Warrants exercisable at end of period	3,402,210	$6.00

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at March 31, 2010:
	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2010	Weighted Average Exercise Price
$6.00	3,402,210	4.56	$6.00	3,402,210	$6.00

NOTE 9 – MAJOR CUSTOMERS

For the three months ended March 31, 2010 and 2009, eight and seven customers accounted for 100.0% of the Company’s revenues, respectively.  No customer accounted for more than 20% of the Company’s net revenues.

NOTE 10 – RESTRICTED NET ASSETS

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of registrant shall be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of the above test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant's proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party (i.e., lender, regulatory agency, foreign government, etc.).

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

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 10 – RESTRICTED NET ASSETS (continued)

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

EMERALD ACQUISITION CORPORATION
CONSOLIDATED PARENT COMPANY BALANCE SHEETS
(Unaudited)

	As of March 31,	As of December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$9,996,640	$10,487,306
Cash – restricted	1,031,651	2,587,916
Total Current Assets	11,028,291	13,075,222
Investments in subsidiaries at equity	58,237,510	46,906,159
Total Assets	$69,265,801	$59,981,381

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	121,142	103,005
Total Current Liabilities	121,142	103,005

Shareholders' equity:
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,491,171 and 27,491,171 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	27,492	27,492
Additional paid-in capital	16,331,315	16,331,315
Statutory reserve	2,949,814	2,949,814
Retained earnings	47,346,323	38,080,824
Accumulated other comprehensive income	2,489,715	2,488,931
Total Shareholders' Equity	69,144,659	59,878,376
Total Liabilities and Shareholders' Equity	$69,265,801	$59,981,381

EMERALD ACQUISITION CORPORATION
CONDENSED  PARENT COMPANY STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Ended March 31,
	2010	2009
REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	65,068	-
Total Operating Expenses	65,068	-
LOSS FROM OPERATIONS	(65,068)	-

LOSS ATTRIBUTABLE TO PARENT ONLY	(65,068)	-
EQUITY INCOME EARNINGS OF SUBSIDIARIES	9,330,567	8,792,866

NET INCOME	$9,265,499	$8,792,866

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 10 – RESTRICTED NET ASSETS (continued)

EMERALD ACQUISITION CORPORATION
CONSOLIDATED PARENT COMPANY STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Month Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,265,499	$8,792,866
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(9,330,567)	(8,792,866)
Changes in assets and liabilities:
Accounts payable	18,137	-
NET CASH USED IN OPERATING ACTIVITIES	(46,931)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment payments to subsidiaries	(2,000,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,000,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash – restricted	1,556,265	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,556,265	-

NET DECREASE IN CASH	(490,666)	-

CASH - beginning of year	10,487,306	-

CASH - end of period	$9,996,640	$-

NOTE 11 – COMMITMENT

On December 24, 2009, as part of the Company’s expansion plans to add additional production capacity, the Company entered into a construction contract for the construction of a new manufacturing facility and office space for 19,680,000 RMB (approximately $2,880,000).  The construction project and all payments are expected to be completed in the second quarter of 2010.  As of March 31, 2010, the Company paid $2,342,000 which has been reflected in property and equipment as construction in process.  At March 31, 2010, future amounts due under the construction contract amount to approximately $538,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Emerald Acquisition Corporation for the three months ended March 31, 2010 and 2009 should be read in conjunction with the Emerald Acquisition Corporation financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our annual report for the year ended December 31, 2009 on Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

We engage in the processing, producing and distributing Laiyang Pear fruit juice concentrate. Our subsidiary, Merit Times, owns 100% of the issued and outstanding capital stock of MeKeFuBang, a wholly foreign owned enterprise incorporated under the laws of the PRC.  On June 10, 2009, MeKeFuBang entered into a series of Contractual Arrangements with Longkang, a company incorporated under the laws of the PRC, and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang Juice and has the right to appoint all executives and senior management and the members of the board of directors of Longkang Juice. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang Juice for an annual fee in the amount of Longkang Juice’s yearly net profits after tax. Additionally, Longkang Juice’s Shareholders have pledged their rights, titles and equity interest in Longkang Juice as security for MeKeFuBang to collect consulting and services fees provided to Longkang Juice through an Equity Pledge Agreement. In order to further reinforce MeKeFuBang’s rights to control and operate Longkang Juice, Longkang Juice’s shareholders have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang Juice through an Option Agreement. As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. The Company has consolidated Longkang’s operating results, assets and liabilities within its financial statements.

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

Land use rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  In 2008, we acquired land use rights for cash of 78,550,010 RMB (approximately $11,300.000) for 500 acres of plantation fields in Laiyang, China. The land contains Laiyang Pear plantations and will be used to supply Liayang Pear to us for production. Our land use rights have terms that expire in December 2037 through December 2054.  We amortize these land use rights over the term of the respective land use right. The lease agreement does not have any renewal option and we have no further obligations to the lessor. Through March 31, 2010, the Laiyang Pear orchards on this land did not produce any Laiyang Pear and we do not expect to yield any pears that can be used in production until September 2010.  Accordingly, we included the amortization of the respective land use rights in general and administrative expenses until such time that it yields pears from the orchards. Upon the use of pears from the orchards in the production process, we will reflect the amortization of these land use rights in cost of sales.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of juice concentrate upon shipment and transfer of title.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of fees paid to third parties and cost of material used and salaries paid for the development of our products.

Income taxes

We account for income taxes pursuant to the accounting standards that requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax losses and tax credit carry forwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the temporary difference from the deduction of imputed interest and related depreciation expenses for income tax purposes as compared to financial statement purposes, are dependent upon future earnings. Accordingly, prior to October 2009, the net deferred tax asset related to temporary differences was fully offset by a valuation allowance. The Company’s operating affiliate is governed by the Income Tax Law of the People’s Republic of China. The Company and our wholly-owned subsidiary, Merit Times were incorporated in the Cayman Islands and British Virgin Islands (“BVI”), respectively. Under the current laws of the Cayman Islands and BVI, the two entities are not subject to income taxes. Accordingly, we have not established a provision for current or deferred taxes for these jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Prior to 2009, we had recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company’s deferred tax asset relates to the temporary difference from the amortization of imputed interest expense of a loan payable for financial statement purposes as compared the depreciation of the related equipment for tax purposes.  In 2008, the deferred tax asset had been fully reserved with a valuation allowance as management of the Company had not determined if realization of these assets would occur in the future. Prior to 2009, management believed that the realization of income tax benefits from a temporary difference arising from the amortization of imputed interest expense on a loan for financial statement purposes over the loan period from 2004 to 2009 as compared to the depreciation of the related asset over 20 years for income tax purposes appeared not more than likely due to the Company’s limited operating history, the fact that prior to 2007, the Company had no cooperative agreements for the acquisition of raw materials, and the Company had a limited number  of customers.

Accordingly, we had provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. In 2009, after analysis, management concluded that the realization of the deferred tax asset is probable and accordingly, reversed the valuation allowance and will reflect a deferred tax asset.  Our decision was based on the fact that 1) we have several years of operating history with increasing net income; 2) In 2007, we signed cooperative agreements with farmers for the supply of raw materials. In 2008, we acquired additional land use rights for the production of Laiyang Pears, our main raw material; 3) In October 2009, we entered into a financing agreement for the sale of our ordinary shares for net proceeds of approximately $15,100,000; and 4) we have begun our plans to diversify its product line to include the sale of animal bio-feed products.

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

Asset and liability accounts at March 31, 2010 and December 31, 2009 were translated at 6.8361 RMB to $1.00 and at 6.8372 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2010 and 2009 were 6.83603 RMB and 6.84658 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

Results of Operations for the Three Months ended March 31, 2010 Compared to the Three Months ended March 31, 2009

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the periods indicated, in dollars. The discussion following the table is based on these results.

	For the Three Months Ended March 31,
	2010	2009
NET REVENUES	$43,201,052	$44,144,000
COST OF SALES	30,064,963	31,561,821
GROSS PROFIT	13,136,089	12,582,179
OPERATING EXPENSES:
Selling	172,186	227,269
Research and development	73,142	41,042
General and administrative	518,128	429,476
Total Operating Expenses	763,456	697,787

INCOME FROM OPERATIONS	12,372,633	11,884,392

OTHER INCOME (EXPENSE):
Interest income	24,841	12,269
Interest expense	-	(132,054)
Total Other Income (Expense)	24,841	(119,785)
INCOME BEFORE INCOME TAXES	12,397,474	11,764,607
PROVISION FOR INCOME TAXES
Current	(3,117,051)	(2,971,741)
Deferred	(14,924)	-
TOTAL PROVISION FOR INCOME TAXES	(3,131,975)	(2,971,741)

NET INCOME	$9,265,499	$8,792,866

COMPREHENSIVE INCOME:
NET INCOME	$9,265,499	$8,792,866
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	784	38,421

COMPREHENSIVE INCOME	$9,266,283	$8,831,287

Revenues. For the three months ended March 31, 2010 and 2009, we had net revenues of $43,201,052, as compared to net revenues of $44,144,000 for the three months ended March 31, 2009, a decrease of $942,948 or 2.13%. Revenue and changes for each product line is summarized as follows:

	2010	2009	Increase (Decrease)	Percentage Change
Laiyang Pear juice concentrate	$43,184,787	$37,333,490	$5,851,297	15.7%
Apple juice concentrate	-	6,794,900	(6,794,900)	(100.0)%
Strawberry juice concentrate	-	15,610	(15,610)	(100.0)%
Other	16,265	-	16,265	100.0%

Total net revenues	$43,201,052	$44,144,000	$(942,948)	(2.1)%

  During the three months ended March 31, 2010, we continued to see strong demand for our Laiyang Pear juice concentrate products. Laiyang Pear as a trademark has been registered by the Laiyang city government. Longkang has been granted by the Laiyang government as the exclusive producer of Laiyang Pear juice concentrate beginning January 2009 for a period of 30 years. No other producer can use the trademark or enter into the Laiyang Pear juice concentrate business until the exclusive right of our company has expired. During the three months ended March 31, 2010, our revenues from Laiyang Pear juice concentrate increased by 15.7% with approximately 39.6% of the Laiyang Pear juice concentrate increased revenue attributable to an increase in volume and 60.4% attributable to an increase in sales price subject to market conditions. Revenues from Laiyang Pear juice concentrate have increased due to increasing market demands from the pharmaceutical and health supplement products.  The decrease in revenues from the sale of apple juice and strawberry juice concentrate of 100.0% was attributable to a decrease in production of apple juice and strawberry juice concentrate.  The production of apple and strawberry juice concentrate is dependent upon the season and production requirements of our Laiyang Pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce apple and strawberry juice concentrate when we are not producing Laiyang Pear juice concentrate. Additionally, in October 2008, upon completion our annual sales planning and analysis for the 2009 fiscal year, we estimated our sales may be affected by the worldwide financial crisis.  Accordingly, based on our market analysis and forecast, as a sales incentive, we provided our customers a 1% sales revenue rebate if our customers made their orders in first quarter of 2009 and paid us within three months after the sales were made. In order to benefit from the rebates, our customers placed the majorities of their orders and made the majorities of their purchases in the first quarter of 2009.  Since the first quarter of 2009, we have not offered our customers any sales rebates and we do not except to offer a rebate in the future.

Cost of sales. Cost of sales decreased by $1,496,858, or 4.7%, from $31,561,821 for the three months ended March 31, 2009 to $30,064,963 for the three months ended March 31, 2010.

Gross profit and gross margin. Our gross profit was $13,136,089 for the three months ended March 31, 2010 as compared to $12,582,179 for the three months ended March 31, 2009 representing gross margins of 30.4% and 28.5%, respectively. The increase in our gross margin percentage was primarily attributable to the increased usage in production capacity and the increase in gross margin percentage related to Laiyang Pear juice concentrate.  The increase in gross margin percentages related to Laiyang Pear juice concentrate was from 25.4% in the 2009 period to 30.42% in the 2010 and was mainly attributed to the increase in sales price. Revenues from the sale of apple and strawberry juice concentrate decreased to $0 in the first quarter of 2010 as compared to the revenues from the sale of apple and strawberry juice concentrate of $6,794,900 and $15,510, respectively, in the 2009 period as we used all of our production capacity to produce and sell Laiyang Pear juice concentrate. In connection with the sale of apple juice concentrate, we had a sales contract we signed with an infant food company. This contract was entered into in 2007 and ended in 2009. This infant food customer is a relatively small company and not likely to buy big volume of our apple products in the future. Since the infant food company will not become our long-term strategic customer, in 2009, we reasonably increased the sales price compared with the other apple juice concentrate customers. Gross margin percentages can vary from period to period based on the price of raw materials such as Laiyang pears, apples and strawberries and can also fluctuate based on market conditions such as demand and selling price. We expect gross margins to improve as we become more efficient and begin using Laiyang Pears produced on our pear orchards that we have rights to use for a period of 30 years. Gross margin percentages by product line are as follows:

	For the Three Months ended March 31, 2010	For the Three Months ended March 31, 2009
Laiyang Pear juice concentrate	30.4%	25.4%
Apple juice concentrate	-	45.7%
Strawberry juice concentrate	-	3.2%
Other	100.0%	-
Overall gross profit %	30.4%	28.5%

Selling expenses. Selling expenses were $172,186 for the three months ended March 31, 2010 and $227,269 for the comparable period in 2009, a decrease of $55,083 or 24.2%.  Selling expenses consisted of the following:
	2010	2009
Compensation and related benefits	$135,178	$50,575
Shipping and handling	22,380	119,333
Advertising	14,628	39,728
Other	-	17,633

Total	$172,186	$227,269

•
Compensation and related benefits increased by $84,603 or 167.3% due to an increase in salaries and related benefits of approximately $10,100 paid to sales staff and an increase in commissions of approximately $74,500 paid to sales staff.

•
Shipping and handling decreased by $96,953 or 81.2% due to a decrease in our shipping and handling expenses which were substantially paid by our customers in the 2010 period but  were mainly paid by us in the 2009 period.

•
Advertising expense decreased by $25,100 or 63.2%. During the 2009 period, we spent more on advertising and promotions such as additional juice products conferences in order to enhance our visibility during the financial crisis.  We did not have corresponding expenses in the 2010 period. Accordingly, advertising expenses decreased.

•	Other expense decreased by $17,633 or 100.0%. During the 2010 period, we did not allocate any travel or postage expense to selling expense.

Research and development expenses. Research and development expenses amounted to $73,142 for the three months ended March 2010, as compared to $41,042 for the same period in 2009, an increase of $31,100 or 75.8%.  The increase was primarily attributable to the timing of services performed pursuant to research and development contracts.  On March 1, 2010, we entered into a cooperative R&D contract with the Preclinical Medicine Research Laboratory of Shandong Medicine Academy to develop the applications of immunoregulation and antitumor effects of Laiyang Pear juice concentrate. This R&D project is expected to be completed by early 2012 and the total cost of the project is $732,500 of which we have spent $73,142.  We incurred less research and development expenses in the comparible prior period in connection with our research and development contracts. In future periods, we expect research and development expenses to fluctuate depending on the nature, timing and costs of third party research and development contracts.

General and administrative expenses. General and administrative expenses amounted to $518,128 for the three months ended March 31, 2010, as compared to $429,476 for the same period in 2009, an increase of $88,652 or 20.6%. General and administrative expenses consisted of the following:

	2010	2009
Compensation and related benefits	$130,687	$86,327
Professional fees	62,685	-
Depreciation	52,420	64,795
Amortization of land use rights	137,035	132,349
Other	135,301	146,005

Total	$518,128	$429,476

•
For the three months ended March 31, 2010, compensation and related benefits increased by $44,360 or 51.4% as compared to same period in 2009. In January 2010, we hired our chief financial officer and other administrative staff in connection with becoming a public company.

•
For the three months ended March 31, 2010, professional fees consisted legal fees, accounting fees and other fees associated with becoming a public company.  We did not incur these fees in the 2009 period. .  In 2010, we expect professional fees to increase related to our status as a publicly traded company.

•	For the three months ended March 31, 2010, depreciation expense decreased by $12,375 or 19.1% as compared to the same period in 2009.

•
For the three months ended March 31, 2010, amortization of land use rights increased by $10,704 or 7.3% as compared to the same period in 2009. Currently, we include the amortization of the respective land use rights in general and administrative expenses until such time that we yield pears from the orchards on the land. Upon the use of pears from the orchards in the production process, we will reflect the amortization of these land use rights in cost of sales.

•
Other general and administrative expenses which consist of entertainment, utilities, office maintenance, travel expenses, pension, miscellaneous taxes, office supplies and telephone decreased by $10,704 or 7.3% for the three months ended March 31, 2010 as compared with the same period in 2009. The decrease was attributable to a decrease in miscellaneous taxes of $32,500 offset by an increase in travel and entertainment fees of $22,000.

Income from operations. For the three months ended March 31, 2010, income from operations was $12,372,633, as compared to $11,884,392 for the three months ended March 31, 2009, an increase of $488,241 or 4.1%.

Other income (expenses). For the three months ended March 31, 2010, other expense amounted to $24,841 as compared to other expenses of $119,785 for the same period in 2009.  For the three months ended March 31, 2010 and 2009, other income (expense) included:

•
Interest expense decreased by $132,054 or 100.0%.  In connection with the acquisition of the net assets of the Company, which occurred in 2004, we assumed a loan payable to a third party related to the original construction of our factory. The loan was non-interest bearing. Since the agreement did not have a stated interest rate, we used an imputed interest rate of interest of 6.12% based on PRC central bank five year and up loan rate effective October 2004.  For the three months ended March 31, 2010 and 2009, imputed interest expense related to this loan amounted to $0 and $132,054, respectively. The loan we repaid in full prior to December 31, 2009, and accordingly, we did not incur any interest expense in the 2010 period.

•	Interest income increased by $12,572 or 102.5% and related to an increase in funds in interest bearing accounts.

Income tax expense. Income tax expense increased by $160,034, or 5.4%, for the three months ended March 31, 2010 as compared to the comparable period in 2009 which was primarily attributed to an increase in taxable income.

Net income. As a result of the factors described above, our net income for the three months ended March 31, 2010 was $9,265,499, or $0.34 per ordinary share (basic and diluted). For the three months ended March 31, 2009, we had net income of $8,792,866, or $0.41 per ordinary share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $784 for the three months ended March 31, 2010 as compared to $38,421 for the same period year 2009. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended March 31, 2010, comprehensive income of $9,266,283 is derived from the sum of our net income of $9,265,499 plus foreign currency translation gains of $784.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, our balance of cash and cash equivalents was $46,899,859, comparing to $26,574,338 as of December 31, 2009. These funds were located in financial institutions located in China.

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

We plan to add one new production line for the processing of juice concentrate and puree products by June 2010 and we will add one new production line for the processing of bio animal feed as a byproduct of Laiyang Pear juice concentrate and fruit puree products to further diversify our product mix and increase our revenues. The estimate that the new production line for the processing of juice concentrate and puree products and the new production line for the processing of bio animal feed will cost approximately $17,000,000. Through March 31, 2010, we have incurred approximately $2,772,000 for the construction of a new manufacturing facility and for new production equipment. As discussed below, in November 2009, we sold investment units for a total of $ 17,011,014, which will along with proceeds from operations be used to fund our production line expansion. As outlined below, we used substantial cash to pay off loans and acquisition payables. We currently plan on using net cash provided by operating activities to fund our internal growth and fund an expansion of our distribution channels.  Additionally, we intend to raise additional funds in the near future for one new production line for the processing of juice concentrate and puree products and one new production line for the processing of bio animal feed. We estimated that the addition of these production lines will cost approximately $20,000,000 and will be from funds using future third party funding. However there are no assurances that we will be able to raise additional funds in the near future.

Changes in our working capital position are summarized as follows:

	March 31,	December 31,	Increase
	2010	2009	(Decrease)
Current assets	$48,071,354	$42,649,780	$5,421,574
Current liabilities	(4,452,154)	(6,784,193)	(2,332,039)
Working capital	$43,619,200	$35,865,587	$7,753,613

Our working capital increased $7,753,613 to $43,619,200 at March 31, 2010 from working capital of $35,865,587 at December 31, 2009. This increase in working capital is primarily attributable to a net increase in cash and restricted cash of approximately $18,769,000, a decrease in accrued expenses of $586,000, and a decrease in income taxes payable of approximately $1,899,000 offset by a decrease in inventories of $13,265,000 attributable to the timing of production and sale of our products.

During 2010, we received payment upon delivery of our products. We have been able to collect our accounts receivable balances in advance of the delivery. Subsequently, as of March 31, 2010, we had no accounts receivable. In the future, we expect to continue to collect payments in advance of delivery.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Net cash provided by operating activities	$20,674,974	$25,683,016
Cash flows used in investing activities	$(1,908,093)	$-
Cash flows provided by (used in) financing activities	$1,556,265	$(10,943,476)
Effect of exchange rate on cash	$2,375	$4,658
Net increase (decrease) in cash and cash equivalents	$20,325,521	$14,744,198

Net cash flow provided by operating activities was $20,674,974 for the three months ended March 31, 2010 as compared to net cash flow provided by operating activities of $25,683,016 for the three months ended March 31, 2009, a decrease of $5,008,042. Net cash flow provided by operating activities for the three months ended March 31, 2010 consisted of net income of $9,265,499, the add back of non-cash items such as $237,313 of depreciation, the amortization of land use rights of $137,035, and deferred income taxes of $14,924, and changes in operating assets and liabilities consisting of a decrease in inventories of $13,267,660, a decrease in prepaid VAT on purchases of $82,329, an increase in accounts payable of $18,137 offset by a  decrease in income taxes payable of $1,899,414, and a decrease in accrued expenses of $592,542. Net cash flow provided by operating activities for the three months ended March 31, 2009 consisted of net income of $8,792,866, the add back of non-cash items such as $237,004 of depreciation, the amortization of land use rights of $132,349, and the increase in allowance for doubtful accounts of $169,469, and changes in operating assets and liabilities consisting of a decrease in inventories of $14,069,819, a decrease in prepaid and other current assets of $1,428,880, and an increase in other taxes payable of $5,162,154 offset by an increase in accounts receivable of $4,175,077 and a decrease in accrued expenses of $154,505.

Net cash flow used in investing activities was $1,908,093 for the three months ended March 31, 2010 as compared to net cash used in investing activities of $0 for the three months ended March 31, 20098. During the three months ended March 31, 2010, we used cash of $1,908,093 for the construction of our new manufacturing facility and the purchase of property and equipment for our new production line. During the second quarter of 2010, we will invest additional cash for the completion of our new manufacturing facility and for production equipment of approximately $14,000,000.

Net cash flow provided by financing activities was $1,556,265 for the three months ended March 31, 2010 as compared to net cash flow used in financing activities of $10,943,476 for the three months ended March 31, 2009. During the three months ended March 31, 2010, we received operating cash from our restricted cash held in escrow of $1,556,265. During the three months ended March 31, 2009, we used cash for the repayment of loans of $10,092,028 and the repayment of acquisition payables of $851,448.

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

Pursuant to an Investor Relations Escrow Agreement, amongst us, Grandview Capital, Inc. (“Grandview”), Access America Investments, LLC (“Access America”) and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), we placed a total of $120,000 in an escrow account with our counsel to be used for the payment of investor relation fees. Further, pursuant to a Holdback Escrow Agreement, amongst us, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Holdback Escrow Agreement”), we placed escrow funds equal to ten percent (10%) of the Offering proceeds, with our counsel to be held in escrow until such time as a qualified chief financial officer has been approved and appointed as an officer of Emerald.  Finally, pursuant to a Going Public Escrow Agreement, amongst us, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), we placed a total of $1,000,000 from the Offering proceeds with our counsel to be used for the payment of fees and expenses related to becoming a public company and listing its Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement, Holdback Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to us. In January 2010, we hired a chief financial officer and $1,509,600 was released from escrow to us.  At March 31, 2010, we had restricted cash held in escrow of $1,031,651.

Contractual Obligations

The following tables summarize our contractual obligations as of March 31, 2010 (dollars in thousands), and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Construction contract (1)	$538	538	-	-	-
Total Contractual Obligations:	$538	$538	$-	$-	$-

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4T. CONTROLS AND PROCEDURES

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

Management's Annual Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of March 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the first quarter of the fiscal year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

                      None

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                      None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

                      None

ITEM 4.        (REMOVED AND RESERVED)

ITEM 5.       OTHER INFORMATION

                      None

ITEM 6. EXHIBITS

(a)	Exhibits
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certificate of Principal Financial Officer
32.1	Section 1350 certification of Chief Executive Officer and Chief Financial Officer

(b)	Reports on form 8-K

The Company filed the following report on Form 8-K during the quarter for which the report is filed.

1.	Form 8-K filed on January 28, 2010 announcing the appointment of Larry X. Chin as Chief Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD ACQUISITION CORPORATION

Date: May 17, 2010	By:	/s/ Zhide Jiang
Zhide Jiang, Chief Executive Officer

Date: May 17, 2010	By:	/s/ Larry X. Chin
Larry X. Chin
Chief Financial Officer and Principal
Financial and Accounting Officer