Form 10-Q
period 2010-06-30
Emerald Acquisition CORP
filed 2010-08-16
CIK 1368196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  27,499,171 shares of common stock are issued and outstanding as of August 14, 2010.

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

PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,761,578	$26,574,338
Cash - restricted	883,509	2,587,916
Inventories, net of reserve for obsolete inventory	29,767	13,345,511
Prepaid VAT on purchases	56,902	82,330
Deferred income taxes	59,935	59,685

Total Current Assets	48,791,691	42,649,780

PROPERTY AND EQUIPMENT - net	10,187,562	7,397,661

OTHER ASSETS:
Land use rights, net	15,570,652	15,779,542
Deposit on equipment	484,190	-
Deferred income taxes - net of current portion	809,128	835,586

Total Assets	$75,843,223	$66,662,569

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$479,428	$540,830
Accrued expenses	699,363	1,392,155
Income taxes payable	3,356,352	4,819,891
Other taxes payable	607,662	31,317

Total Current Liabilities	5,142,805	6,784,193

COMMITMENT

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized, none issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	-	-
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,499,171 and 27,491,171 shares issued and outstanding at June 30, 2010 amd December 31, 2009, respectively)	27,499	27,492
Additional paid-in capital	16,355,307	16,331,315
Retained earnings	48,637,562	38,080,824
Statutory and non-statutory reserves	2,949,814	2,949,814
Accumulated other comprehensive income - cumulative foreign currency translation adjustment	2,730,236	2,488,931

Total Shareholders' Equity	70,700,418	59,878,376

Total Liabilities and Shareholders' Equity	$75,843,223	$66,662,569

See condensed notes to unaudited consolidated financial statements

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$6,398,333	$2,227,201	$49,599,385	$46,371,201

COST OF SALES	4,085,030	1,138,261	34,149,993	32,700,082

GROSS PROFIT	2,313,303	1,088,940	15,449,392	13,671,119

OPERATING EXPENSES:
Selling	73,061	115,969	245,247	343,238
Research and development	14	29,977	73,156	71,019
General and administrative	536,137	364,904	1,054,265	794,380

Total Operating Expenses	609,212	510,850	1,372,668	1,208,637

INCOME FROM OPERATIONS	1,704,091	578,090	14,076,724	12,462,482

OTHER INCOME (EXPENSE):
Interest income	33,434	12,888	58,275	25,157
Interest expense	-	(57,063)	-	(189,117)
Loss from foreign currency	(9,107)	-	(9,107)	-

Total Other Income (Expense)	24,327	(44,175)	49,168	(163,960)

INCOME BEFORE PROVISION FOR INCOME TAXES	1,728,418	533,915	14,125,892	12,298,522

PROVISION FOR INCOME TAXES:
Current	(422,250)	(84,880)	(3,539,301)	(3,056,621)
Deferred	(14,929)	-	(29,853)	-

Total Provision for Income Taxes	(437,179)	(84,880)	(3,569,154)	(3,056,621)

NET INCOME	$1,291,239	$449,035	$10,556,738	$9,241,901

COMPREHENSIVE INCOME:
NET INCOME	$1,291,239	$449,035	$10,556,738	$9,241,901

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	240,521	83	241,305	38,504

COMPREHENSIVE INCOME	$1,531,760	$449,118	$10,798,043	$9,280,405

NET INCOME PER ORDINARY SHARE:
Basic	$0.05	$0.02	$0.38	$0.43
Diluted	$0.05	$0.02	$0.38	$0.43

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic	27,496,446	21,333,332	27,493,823	21,333,332
Diluted	27,496,446	21,333,332	27,493,823	21,333,332

See condensed notes to unaudited consolidated financial statements

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,556,738	$9,241,901
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	475,753	448,917
Amortization of land use rights	274,121	273,781
Decrease in reserve for inventory obsolescence	(18,797)	-
Stock-based compensation	23,999	-
Deferred income taxes	29,853	-
Changes in assets and liabilities:
Accounts receivable	-	5,110,943
Inventories	13,339,472	13,604,321
Prepaid and other current assets	-	995,776
Prepaid VAT on purchases	25,660	221,262
Accounts payable	(63,241)	(615,052)
Accrued expenses	(708,132)	(153,989)
Other taxes payable	574,009	98,302
Income taxes payable	(1,478,111)	686,617

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,031,324	29,912,779

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on property and equipment	(482,338)	-
Purchase of property and equipment	(3,224,027)	-

NET CASH USED IN INVESTING ACTIVITIES	(3,706,365)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash - restricted	1,704,407	-
Payment on loan payable	-	(10,039,970)
Payment on acquisition payables	-	(851,865)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,704,407	(10,891,835)

EFFECT OF EXCHANGE RATE ON CASH	157,874	(1,576)

NET INCREASE IN CASH	21,187,240	19,019,368

CASH - beginning of year	26,574,338	2,028,858

CASH - end of period	$47,761,578	$21,048,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$189,117
Income taxes	$5,017,412	$2,370,004

See condensed notes to unaudited consolidated financial statements.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Presently all of the Company’s business operations are carried out by Shandong Longkang Juice Co., Ltd., a limited liability company under the laws of China (“Longkang”). The Company does not own any equity interests in Longkang, but control and receive the economic benefits of its business operations through a series of contractual arrangements (the “Contractual Arrangements”) dated June 10, 2009. The Contractual Arrangements are between Longkang and its owners, on the one hand, and Shandong MeKeFuBang Food Limited (the “WFOE” or “MeKeFuBang”) a wholly foreign owned enterprise incorporated on June 9, 2009 under the laws of the People’s Republic of China (PRC), Merit Times’ wholly-owned subsidiary in the PRC, on the other hand. The contractual arrangements are comprised of a series of agreements, including: (1) a Consulting Services Agreement, through which the MeKeFuBang has the right to advise, consult, manage and operate Longkang, and collect and own all of the net profits of Longkang; (2) an Operating Agreement, through which MeKeFuBang has the right to recommend director candidates and appoint the senior executives of Longkang, approve any transactions that may materially affect the assets, liabilities, rights or operations of Longkang, and guarantee the contractual performance by Longkang of any agreements with third parties, in exchange for a pledge by Longkang of its accounts receivable and assets; (3) a Proxy Agreement, under which the five owners of Longkang have vested their collective voting control over the Operating Entity to MeKeFuBang and will only transfer their respective equity interests in Longkang to MeKeFuBang or its designee(s); (4) an Option Agreement, under which the owners of Longkang have granted MeKeFuBang the irrevocable right and option to acquire all of their equity interests in Longkang; and (5) an Equity Pledge Agreement, under which the owners of Longkang have pledged all of their rights, titles and interests in Longkang to MeKeFuBang to guarantee Longkang’s performance of its obligations under the Consulting Services Agreement. Through these contractual arrangements, the Company has the ability to substantially influence the daily operations and financial affairs of Longkang, since the Company is able to appoint its senior executives and approve all matters requiring stockholder approval. As a result of these Contractual Arrangements, which enables the Company to control Longkang and to receive, through its subsidiaries, all of its profits, the Company is considered the primary beneficiary of Longkang, which is deemed its variable interest entity (“VIE”). Accordingly, the Company consolidates Longkang’s results, assets and liabilities in its financial statements.

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
June 30, 2010

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
June 30, 2010

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
June 30, 2010

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

Cash – restricted

As at June 30, 2010 and December 31, 2009, restricted cash consisted of cash deposits held with Company counsel (see Note 7).

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
June 30, 2010

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

At June 30, 2010 and December 31, 2009, the Company’s cash balances by geographic area were as follows:

	June 30, 2010		December 31, 2009
Country:
China	$47,761,578	100.0%	$26,574,338	100.0%
Total cash and cash equivalents	$47,761,578	100.0%	$26,574,338	100.0%

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At June 30, 2010 and December 31, 2009, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $0 and $0, respectively.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $74,140 and $92,619 at June 30, 2010 and December 31, 2009, respectively. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation, and storage fees.

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
June 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the six-month periods ended June 30, 2010 and 2009.

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

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.  Advances from customers at June 30, 2010 and December 31, 2009 amounted to $0 and $0, respectively.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $23,299 and $133,738 for the six months ended June 30, 2010 and 2009, respectively.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the six months ended June 30, 2010 and 2009, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $42,090 and $43,740, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statement of operations. For the six months ended June 30, 2010 and 2009, advertising expense amounted to $14,631 and $81,450, respectively.

Research and development

Research and development costs are expensed as incurred. For the six months ended June 30, 2010 and 2009, research and development costs amounted to $73,156 and $71,019, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and affiliates is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the six months ended June 30, 2010 and 2009 was $157,874 and $(1,576), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at June 30, 2010 and December 31, 2009 were translated at 6.8086 RMB to $1.00 and at 6.8372 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the six months ended June 30, 2010 and 2009 were 6.83474RMB and 6.84323 RMB to $1.00, respectively.  Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$1,291,239	$449,035	$10,556,738	$9,241,901

Weighted average ordinary shares outstanding – basic	27,496,446	21,333,332	27,493,823	21,333,332
Effect of dilutive securities:
Warrants	-	-	-	-
Weighted average ordinary shares outstanding– diluted	27,496,446	21,333,332	27,493,823	21,333,332
Net income per ordinary share - basic	$0.05	$0.02	$0.38	$0.43
Net income per ordinary share - diluted	$0.05	$0.02	$0.38	$0.43

The Company's aggregate common stock equivalents at June 30, 2010 and 2009 include the following:

	2010	2009
Warrants	3,402,212	-
Total	3,402,212	-

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of the new ASU did not have any important impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of the new ASU did not have any important impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 2 - INVENTORIES

At June 30, 2010 and December 31, 2009, inventories consisted of the following:

	2010	2009
Raw materials	$103,907	$120,990
Finished goods	-	13,317,140
	103,907	13,438,130
Less: reserve for obsolete inventory	(74,140)	(92,619)
	$29,767	$13,345,511

NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	Useful Life	2010	2009
Office equipment and furniture	10 Years	$121,325	$113,418
Manufacturing equipment	10 Years	8,003,800	7,970,320
Vehicles	10 Years	135,255	76,490
Construction in progress	-	4,037,669	863,511
Building and building improvements	10-20 Years	3,108,283	3,095,281
		15,406,332	12,119,020
Less: accumulated depreciation		(5,218,770)	(4,721,359)
		$10,187,562	$7,397,661

For the six months ended June 30, 2010 and 2009, depreciation expense amounted to $475,753 and $448,917, of which $369,856 and $344,187 is included in cost of sales, and $105,897 and $104,730 is included in general and administrative expenses, respectively.

NOTE 4 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  In 2008, the Company acquired land use rights for cash of 78,550,010 RMB (approximately $11,300.000) for 500 acres of plantation fields in Laiyang, China. The land contains Laiyang Pear plantations and will be used to supply pears to the Company for production. The Company’s land use rights have terms that expire in December 2037 through December 2054.  The Company amortizes these land use rights over the term of the respective land use right. The lease agreement does not have any renewal option and the Company has no further obligations to the lessor.  Through June 30, 2010, the pear orchards on this land did not produce any pears and the Company does not expect to yield any pears that can be used in production until September 2010.  Accordingly, the Company included the amortization of the respective land use rights in general and administrative expenses until such time that it yields pears from the orchards. Upon the use of pears from the orchards in the production process, the Company will reflect the amortization of these land use rights in cost of sales. For the six months ended June 30, 2010 and 2009, amortization of land use rights amounted to $274,121 and $273,781, respectively.  At June 30, 2010 and December 31, 2009, land use rights consist of the following:

	Useful Life	2010	2009
Land Use Rights	30 - 50 years	$17,179,181	$17,107,320
Less: Accumulated Amortization		(1,608,529)	(1,327,778)
		$15,570,652	$15,779,542

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 4 – LAND USE RIGHTS (continued)

Amortization of land use rights attributable to future periods is as follows:

Years ending June 30:
2011	$550,347
2012	550,347
2013	550,347
2014	550,347
2015	550,347
Thereafter	12,818,917
$15,570,652

NOTE 5 – LOAN PAYABLE

In connection with the acquisition of the net assets of the Company, which occurred in 2004, the Company assumed a loan payable to a third party related to the original construction of the its factory. The loan was due in annual installments through December 2010 and was non-interest bearing. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 6.12% based on PRC central bank five year and up loan rate effective October 2004.  In December 2009, the loan payable was repaid in full.  For the six months ended June 30, 2010 and 2009, imputed interest expense related to this loan amounted to $0 and $189,117, respectively.

NOTE 6 – ACCRUED EXPENSES

At June 30, 2010 and December 31, 2009, accrued expenses consist of the following:

	2010	2009
Accrued research and development costs	$440,619	$877,552
Accrued payroll and employees benefit	132,994	424,208
Other	125,750	90,395
	$699,363	$1,392,155

NOTE 7 – CASH - RESTRICTED

Pursuant to an Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc. (“Grandview”), Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), the Company placed a total of $120,000 in an escrow account with its counsel to be used for the payment of investor relation fees. Further, pursuant to a Holdback Escrow Agreement, amongst the Company, Grandview, Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Holdback Escrow Agreement”), the Company placed escrow funds equal to ten percent (10%) of the Offering proceeds, with its counsel to be held in escrow until such time as a qualified chief financial officer has been approved and appointed as an officer of Emerald.  In January 2010, a qualified chief financial officer was approved and appointed as an officer of Emerald and accordingly, $1,509,600 was released from escrow.  Finally, pursuant to a Going Public Escrow Agreement, amongst the Company, Grandview, Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), the Company placed a total of $1,000,000 from the Offering proceeds with its counsel to be used for the payment of fees and expenses related to becoming a public company and listing its Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to the Company. At June 30, 2010 and December 31, 2009, cash - restricted amounted to $883,509 and $2,587,916, respectively.

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 8 – SHAREHOLDERS’ EQUITY

Common stock

In May 2010, the Company issued 8,000 shares of its common stock to its chief financial officer for services rendered pursuant to an engagement agreement. The shares were valued at fair value on the dates of grant and the Company recorded stock-based compensation of $12,000 and reduced accounts payable by $12,000.

Warrants

Warrant activity for the six months ended June 30, 2010 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	3,402,210	$6.00
Granted	-	-
Exercised	-	-
Balance at end of period	3,402,210	$6.00

Warrants exercisable at end of period	3,402,210	$6.00

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at June 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2010	Weighted Average Exercise Price
$6.00	3,402,210	4.31	$6.00	3,402,210	$6.00

NOTE 9 – MAJOR CUSTOMERS

For the six months ended June 30, 2010 and 2009, eight and seven customers accounted for 100.0% of the Company’s revenues, respectively.  For the six months ended June 30, 2010, one customer accounted for approximately 24% of the Company’s net revenue.

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

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

EMERALD ACQUISITION CORPORATION
CONSOLIDATED PARENT COMPANY BALANCE SHEETS
(Unaudited)

	As of June 30,	As of December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$7,996,543	$10,487,306
Cash – restricted	883,509	2,587,916
Total Current Assets	8,880,052	13,075,222
Investments in subsidiaries at equity	61,860,130	46,906,159
Total Assets	$70,740,182	$59,981,381

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,764	$103,005
Total Current Liabilities	39,764	103,005

Shareholders' equity:
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,499,171 and 27,491,171 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	27,499	27,492
Additional paid-in capital	16,355,307	16,331,315
Statutory reserve	2,949,814	2,949,814
Retained earnings	48,637,562	38,080,824
Accumulated other comprehensive income	2,730,236	2,488,931
Total Shareholders' Equity	70,700,418	59,878,376
Total Liabilities and Shareholders' Equity	$70,740,182	$59,981,381

EMERALD ACQUISITION CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 10 – RESTRICTED NET ASSETS (continued)

EMERALD ACQUISITION CORPORATION
CONDENSED  PARENT COMPANY STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Month Ended June 30,
	2010	2009
REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	155,928	-
Total Operating Expenses	155,928	-
LOSS FROM OPERATIONS	(155,928)	-

LOSS ATTRIBUTABLE TO PARENT ONLY	(155,928)	-
EQUITY INCOME EARNINGS OF SUBSIDIARIES	10,712,666	9,241,901

NET INCOME	$10,556,738	$9,241,901

EMERALD ACQUISITION CORPORATION
CONSOLIDATED PARENT COMPANY STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Month Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,556,738	$9,241,901
Adjustments to reconcile net income to net cash used in operating activities:
Equity in earnings of subsidiary	(10,712,666)	(9,241,901)
Stock based compensation	23,999
Changes in assets and liabilities:
Accounts payable	(63,241)	-
NET CASH USED IN OPERATING ACTIVITIES	(195,170)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment payments to subsidiaries	(4,000,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,000,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash – restricted	1,704,407	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,704,407	-

NET DECREASE IN CASH	(2,490,763)	-

CASH - beginning of year	10,487,306	-

CASH - end of period	$7,996,543	$-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Emerald Acquisition Corporation for the three and six months ended June 30, 2010 and 2009 should be read in conjunction with the Emerald Acquisition Corporation financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

We engage in the processing, producing and distributing Laiyang Pear fruit juice concentrate. Our subsidiary, Merit Times, owns 100% of the issued and outstanding capital stock of MeKeFuBang, a wholly foreign owned enterprise incorporated under the laws of the PRC.  On June 10, 2009, MeKeFuBang entered into a series of Contractual Arrangements with Longkang, a company incorporated under the laws of the PRC, and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang and has the right to appoint all executives and senior management and the members of the board of directors of Longkang. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang for an annual fee in the amount of Longkang’s yearly net profits after tax. Additionally, Longkang’s Shareholders have pledged their rights, titles and equity interest in Longkang as security for MeKeFuBang to collect consulting and services fees provided to Longkang through an Equity Pledge Agreement. In order to further reinforce MeKeFuBang’s rights to control and operate Longkang, Longkang’s shareholders have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang through an Option Agreement. As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. The Company has consolidated Longkang’s operating results, assets and liabilities within its financial statements.

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

Longkang is considered a VIE, and we are the primary beneficiary.  We conduct our operations in China through our PRC operating company Longkang.  On October 22, 2009, we entered into agreements with Longkang pursuant to which we shall receive 100% of Longkang’s net income. In accordance with these agreements, Longkang shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, MeKeFuBang.  MeKeFuBang shall supply the technology and administrative services needed to service Longkang.

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

Land use rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  In 2008, we acquired land use rights for cash of 78,550,010 RMB (approximately $11,300.000) for 500 acres of plantation fields in Laiyang, China. The land contains Laiyang Pear plantations and will be used to supply Liayang Pear to us for production. Our land use rights have terms that expire in December 2037 through December 2054.  We amortize these land use rights over the term of the respective land use right. The lease agreement does not have any renewal option and we have no further obligations to the lessor. Through June 30, 2010, the Laiyang Pear orchards on this land did not produce any Laiyang Pear and we do not expect to yield any pears that can be used in production until September 2010.  Accordingly, we included the amortization of the respective land use rights in general and administrative expenses until such time that it yields pears from the orchards. Upon the use of pears from the orchards in the production process, we will reflect the amortization of these land use rights in cost of sales.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Prior to 2009, we had recognized a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company’s deferred tax asset relates to the temporary difference from the amortization of imputed interest expense on a loan payable for financial statement purposes as compared the depreciation of the related equipment for tax purposes.  In 2008, the deferred tax asset had been fully reserved with a valuation allowance as management of the Company had not determined if realization of these assets would occur in the future. Prior to 2009, management believed that the realization of income tax benefits from a temporary difference arising from the amortization of imputed interest expense on a loan payable for financial statement purposes over the loan period from 2004 to 2009 as compared to the depreciation of the related asset over 20 years for income tax purposes appeared not more than likely due to the Company’s limited operating history, the fact that prior to 2007, the Company had no cooperative agreements for the acquisition of raw materials, and the Company had a limited number  of customers.

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

Asset and liability accounts at June 30, 2010 and December 31, 2009 were translated at 6.8086 RMB to $1.00 and at 6.8372 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the six months ended June 30, 2010 and 2009 were 6.83474 RMB and 6,84323 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of the new ASU did not have any important impact on the Company’s consolidated financial statements.

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

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of the new ASU did not have any important impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
NET REVENUES	$6,398,333	$2,227,201	$49,599,385	$46,371,201
COST OF SALES	4,085,030	1,138,261	34,149,993	32,700,082
GROSS PROFIT	2,313,303	1,088,940	15,449,392	13,671,119
OPERATING EXPENSES:
Selling	73,061	115,969	245,247	343,238
Research and development	14	29,977	73,156	71,019
General and administrative	536,137	364,904	1,054,265	794,380
Total Operating Expenses	609,212	510,850	1,372,668	1,208,637

INCOME FROM OPERATIONS	1,704,091	578,090	14,076,724	12,462,482

OTHER INCOME (EXPENSE):
Interest income	33,434	12,888	58,275	25,157
Interest expense	-	(57,063)	-	(189,117)
Loss from foreign currency	(9,107)	-	(9,107)	-
Total Other Income (Expense)	24,327	(44,175)	49,168	(163,960)
INCOME BEFORE INCOME TAXES	1,728,418	533,915	14,125,892	12,298,522
PROVISION FOR INCOME TAXES
Current	(422,250)	(84,880)	(3,539,301)	(3,056,621)
Deferred	(14,929)	-	(29,853)	-
TOTAL PROVISION FOR INCOME TAXES	(437,179)	(84,880)	(3,569,154)	(3,056,621)

NET INCOME	$1,291,239	$449,035	$10,556,738	$9,241,901

COMPREHENSIVE INCOME:
NET INCOME	$1,291,239	$449,035	$10,556,738	$9,241,901
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	240,521	83	241,305	38,504

COMPREHENSIVE INCOME	$1,531,760	$449,118	$10,798,043	$9,280,405

Three and Six Months ended June 30, 2010 Compared to the Three and Six Months ended June 30, 2009

Revenues. For the six months ended June 30, 2010, we had net revenues of $49,599,385, as compared to net revenues of $46,371,201 for the six months ended June 30, 2009, an increase of $3,228,184 or 7.0%. For the three months ended June 30, 2010, we had net revenues of $6,398,333 as compared to net revenues of $2,227,201 for the three months ended June 30, 2009, an increase of $4,171,132 or 187.3%. Revenue and changes for each product line is summarized as follows:

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)	Percentage Change
Laiyang Pear juice concentrate	$43,184,787	$39,537,672	$3,647,115	9.2%
Apple juice concentrate	-	6,798,227	(6,798,227)	(100.0)%
Strawberry juice concentrate	6,398,333	15,617	6,382,716	NM
Other	16,265	19,685	(3,420)	(17.4)%

Total net revenues	$49,599,385	$46,371,201	$3,228,184	7.0%

NM = Not meaningful

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)	Percentage Change
Laiyang Pear juice concentrate	$-	$2,207,516	$(2,207,516)	(100.0)%
Strawberry juice concentrate	6,398,333	-	6,398,333	100.0%
Other	-	19,685	(19,685)	(100.0)%

Total net revenues	$6,398,333	$2,227,201	$(4,171,132)	187.3%

•
During the six months ended June 30, 2010, we continued to see strong demand for our Laiyang Pear juice concentrate products. Laiyang Pear as a trademark has been registered by an entity affiliated with the Laiyang city government, and we have been granted a license to use this trademark through 2038. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate for a period of 30 years. Pursuant to this government letter, during this period, no other producer will be permitted to enter into the Laiyang Pear juice concentrate business. During the six months ended June 30, 2010, our revenues from Laiyang Pear juice concentrate increased by 9.2% with approximately 38.5% of the Laiyang Pear juice concentrate increased revenue attributable to an increase in volume and 61.5% attributable to an increase in sales price subject to market conditions. Revenues from Laiyang Pear juice concentrate have increased due to increasing market demands from the pharmaceutical and health supplement products.    During the three months ended June 30, 2010, our revenues from Laiyang Pear juice concentrate decreased by 100.0% as compared to comparable 2009 period since we sold our entire inventory of Laiyang pear juice concentrate in the first quarter. Although we had a decrease in Laiyang Pear juice concentrate in the second quarter, as discussed above, for the six month ended June 30, 2010, our overall revenues from Laiyang pear juice concentrate increased as compared to the six months ended June 30, 2009.

•
The decrease in revenues from the sale of apple juice concentrate of 100.0% was attributable to a decrease in production of apple juice concentrate. In connection with the sale of apple juice concentrate, we had a sales contract we signed with an infant food company. This contract was entered into in 2007 and ended in 2009. We will not produce apple juice concentrate in the third quarter of 2010 and we do not anticipate renewing the apple juice concentrate sales contract.

•
The increase in revenues from the sale of strawberry juice concentrate of for the six and three months ended June 30, 2010 of $6,382,716 and $6,398,333, respectively, was attributable to the bumper harvest of  strawberries in the 2010 period and increased customer demands. Since we sold out of our strawberry juice concentrate inventories, we will not produce and sell strawberry juice concentrate in the third quarter.

The production of apple, strawberry and any other juice concentrates that we may produce is dependent upon the season and production requirements of our Laiyang Pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce apple and strawberry juice concentrate when we are not producing Laiyang Pear juice concentrate.

Cost of sales. Cost of sales increased by $1,449,911, or 4.4%, from $32,700,082 for the six months ended June 30, 2009 to $34,149.993 for the six months ended June 30, 2010. Cost of sales increased by $2,946,769, or 258.9%, from $1,138,261 for the three months ended June 30, 2009 to $4,085,030 for the three months ended June 30, 2010.

Gross profit and gross margin. Our gross profit was $15,449,392 for the six months ended June 30, 2010 as compared to $13,671,119 for the six months ended June 30, 2009 representing gross margins of 31.1% and 29.5%, respectively. Our gross profit was $2,313,303 for the three months ended June 30, 2010 as compared to $1,088,940 for the three months ended June 30, 2009 representing gross margins of 36.2% and 48.9%, respectively.

Gross margin percentages by product line are as follows:

	For the Three Months ended June 30, 2010	For the Three Months ended June 30, 2009	For the Six Months ended June 30, 2010	For the Six Months ended June 30, 2009
Laiyang Pear juice concentrate	-	48.4%	30.5%	26.6%
Apple juice concentrate	-	-	-	45.9%
Strawberry juice concentrate	36.2%	-	35.4%	3.6%
Other	-	100.00	100.0%	100.0%
Overall gross profit %	36.2%	48.9%	31.1%	29.5%

•
For the six months ended June 30, 2010, the increase in gross margin percentages related to Laiyang Pear juice concentrate was from 26.6% in the 2009 period to 30.5% in the 2010 and was mainly attributed to an increase in sales price of approximately $221 per metric ton.  During the second quarter of 2009, our revenues primarily consisted of the sale of Laiyang Pear juice concentrate. We were able to increase our selling price during this period and we recognized a higher than normal gross profit margin of 48.4%.  During the second quarter of 2010, we did not sell any Laiyang Pear juice concentrate.

•
Revenues from the sale of apple juice concentrate decreased to $0 in the first half of 2010 as compared to the revenues from the sale of apple juice concentrate of $6,798,227 in the 2009 comparable period.  In connection with the sale of apple juice concentrate, we had a sales contract we signed with an infant food company. This contract was entered into in 2007 and ended in 2009. This infant food customer is a relatively small company and not likely to buy big volume of our apple products in 2010. Since the infant food company will not become our long-term strategic customer, in 2009, we reasonably increased the sales price compared with the other apple juice concentrate customers and accordingly, we were able to recognize a gross profit percentage of 45.9%.

•
Gross margin percentages related to strawberry juice concentrate was 35.4% in the 2010 period as compared to 3.6% in the 2009 period. .During the six months ended June 30, 2009, our strawberry juice concentrate revenues were insignificant. During the second quarter of 2010, we only sold strawberry juice concentrate with a gross margin of 36.2%.

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

Selling expenses. Selling expenses were $245,247 for the six months ended June 30, 2010 and $343,238 for the comparable period in 2009, a decrease of $97,991 or 28.5%.  Selling expenses were $73,061 for the three months ended June 30, 2010 and $115,969 for the comparable period in 2009, a decrease of $42,908 or 37.0%%.  Selling expenses consisted of the following:

	Three Months Ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Compensation and related benefits	$72,140	$57,551	$207,318	$108,126
Shipping and handling	919	14,405	23,299	133,738
Advertising	2	41,812	14,630	81,540
Other	-	2,201	-	19,834

Total	$73,061	$115,969	$245,247	$343,238

•
For the six months ended June 30, 2010, compensation and related benefits increased by $99,192 or 91.7% as compared to the 2009 comparable period due to an increase in salaries and related benefits of $12,174 paid to sales staff and an increase in commissions of $87,018 paid to sales staff. We expect commission to increase proportionally when sales increase. For the three months ended June 30, 2010, compensation and related benefits increased by $14,589 or 25.3% as compared to the 2009 comparable period due to an increase in salaries and related benefits of approximately $2,071 paid to sales staff and an increase in commissions of approximately $12,518 paid to sales staff.

•
For the six months ended June 30, 2010, shipping and handling decreased by $110,439 or 82.6% as compared to the 2009 comparable period.  For the three months ended June 30, 2010, shipping and handling decreased by $13,486 or 93.6% as compared to the 2009 comparable period. Shipping and handling expenses were substantially paid by our customers in the 2010 periods and were paid by us in the 2009 periods.

•
For the six months ended June 30, 2010, advertising expense decreased by $66,910 or 82.1% as compared to the 2009 comparable period. For the three months ended June 30, 2010, advertising expense decreased by $41,810 or 100.0% as compared to the 2009 comparable period.  During the 2009 period, we spent more on advertising and promotions such as additional juice products conferences in order to enhance our visibility during the financial crisis.  We did not have corresponding expenses in the 2010 period. Accordingly, advertising expenses decreased.

•
For the six months ended June 30, 2010, other expense decreased by $19,834 or 100.0% as compared to the 2009 comparable period. For the three months ended June 30, 2010, other expense decreased by $2,201 or 100.0% as compared to the 2009 comparable period. During the 2010 period, we did not allocate any travel or postage expense to selling expense.

Research and development expenses. Research and development expenses amounted to $73,156 for the six months ended June 30, as compared to $71,019 for the same period in 2009, an increase of $2,137 or 3.0%.  Research and development expenses amounted to $14 for the three months ended June 30, 2010, as compared to $29,977 for the same period in 2009, a decrease of $29,963 or 100.0%.  The decrease was primarily attributable to the timing of services performed pursuant to research and development contracts.  The change in research and development expenses was primarily attributable to the timing of services performed pursuant to research and development contracts.  On March 1, 2010, we entered into a cooperative R&D contract with the Preclinical Medicine Research Laboratory of Shandong Medicine Academy to develop the applications of immunoregulation and antitumor effects of Laiyang Pear juice concentrate. This R&D project is expected to be completed by early 2012 and the total cost of the project is $732,500 of which we have spent $73,156.  In future periods, we expect research and development expenses to fluctuate depending on the nature, timing and costs of third party research and development contracts.

General and administrative expenses. General and administrative expenses amounted to $1,054,265 for the six months ended June 30, 2010, as compared to $794,380 for the same period in 2009, an increase of $259,885 or 32.7%. General and administrative expenses amounted to $536,137 for the three months ended June 30, 2010, as compared to $364,904 for the same period in 2009, an increase of $171,233 or 46.9%. General and administrative expenses consisted of the following:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2010	2009	2010	2009
Compensation and related benefits	$150,807	$86,327	$281,494	$121,470
Professional fees	74,965	-	137,650	-
Depreciation	53,477	64,795	105,897	104,730
Amortization of land use rights	137,086	132,349	274,121	273,781
Other	119,802	146,005	255,103	294,399

Total	$536,137	$364,904	$1,054,265	$794,380

•
For the six months ended June 30, 2010, compensation and related benefits increased by $160,024 or 131.7% as compared to same period in 2009. For the three months ended June 30, 2010, compensation and related benefits increased by $64,480 or 74.7% as compared to same period in 2009. In January 2010, we hired our chief financial officer and other administrative staff in connection with becoming a public company.

•
For the three and six months ended June 30, 2010, professional fees consisted legal fees, accounting fees and other fees associated with becoming a public company.  We did not incur these fees in the 2009 period.  In 2010, we expect professional fees to increase related to our status as a publicly traded company.

•
For the six months ended June 30, 2010, depreciation expense increased by $1,167 or 1.1% as compared to the same period in 2009. For the three months ended June 30, 2010, depreciation expense decreased by $11,318 or 17.5% as compared to the same period in 2009.

•
For the six months ended June 30, 2010, amortization of land use rights increased by $340 or less than 1.0% as compared to the same period in 2009. For the three months ended June 30, 2010, amortization of land use rights increased by $4,737 or 3.6% as compared to the same period in 2009. Currently, we include the amortization of the respective land use rights in general and administrative expenses until such time that we yield pears from the orchards on the land. Upon the use of pears from the orchards in the production process, we will reflect the amortization of these land use rights in cost of sales.

•
Other general and administrative expenses which consist of entertainment, utilities, office maintenance, travel expenses, pension, miscellaneous taxes, office supplies and telephone decreased by $39,296 or 13.3% for the six months ended June 30, 2010 as compared with the same period in 2009. The decrease was attributable to a decrease in miscellaneous taxes of $49,000 and other expenses of $17,700 offset by an increase in travel and entertainment fees of $27,400. For the three months ended June 30, 2010, other general and administrative expenses decreased by $26,203 or 17.9% as compared with the same period in 2009. The decrease was attributable to a decrease in miscellaneous taxes of $16,540 and a decrease in other expenses of $9,663.

Income from operations. For the six months ended June 30, 2010, income from operations was $14,076,724, as compared to $12,462,482 for the six months ended June 30, 2009, an increase of $1,614,242 or 13.0%. For the three months ended June 30, 2010, income from operations was $1,704,091 as compared to $578,090 for the three months ended June 30, 2009, an increase of $1,126,001 or 194.8%.

Other income (expenses). For the six months ended June 30, 2010, other income amounted to $49,168 as compared to other expenses of $163,960 for the same period in 2009.  For the three months ended June 30, 2010, other income amounted to $24,327 as compared to other expenses of $44,175 for the same period in 2009.  For the three and six months ended June 30, 2010 and 2009, other income (expense) included:

•
For the three and six months ended June 30, 2010, interest expense decreased by $189,117 and $57,063 or 100%, respectively. In connection with the acquisition of the net assets of the Company, which occurred in 2004, we assumed a loan payable to a third party related to the original construction of our factory. The loan was non-interest bearing. Since the agreement did not have a stated interest rate, we used an imputed interest rate of interest of 6.12% based on PRC central bank five year and up loan rate effective October 2004.  The loan we repaid in full prior to December 31, 2009, and accordingly, we did not incur any interest expense in the 2010 period.

•	For the three and six months ended June 30, 2010, interest income increased by $20,546 or 159.4% and $33,118 or 131.6%, respectively, and related to an increase in funds in interest bearing accounts.

•	For the three and six months ended June 30, 2010, loss from foreign currency increased by $9,107 or 100.0% and related to the recording of certain deposits on equipment.

Income tax expense. For the three and six months ended June 30, 2010, income tax expense increased by $352,299 or 415.1% and $512,533, or 16.8%, respectively, as compared to the comparable period in 2009 which was attributed to an increase in taxable income.

Net income. As a result of the factors described above, our net income for the six months ended June 30, 2010 and 2009 was $10,556,738, or $0.38 per ordinary share (basic and diluted) and $9,241,901, or $0.43 per ordinary share (basic and diluted), respectively. Our net income for the three months ended June 30, 2010 and 2009 was $1,291,239, or $0.05 per ordinary share (basic and diluted) and $449,035, or $0.02 per ordinary share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $241,305 for the six months ended June 30, 2010 as compared to $38,504 for the same period year 2009. We reported a foreign currency translation gain of $240,521 for the three months ended June 30, 2010 as compared to $83 for the same period year 2009. These non-cash gains had the effect of increasing our reported comprehensive income.

Comprehensive income. For the six months ended June 30, 2010, comprehensive income of $10,798,043 is derived from the sum of our net income of $10,556,738 plus foreign currency translation gains of $241,305.  For the three months ended June 30, 2010, comprehensive income of $1,531,760 is derived from the sum of our net income of $1,291,239 plus foreign currency translation gains of $240,521.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, our balance of cash and cash equivalents was $47,761,578, comparing to $26,574,338 as of December 31, 2009. These funds were located in financial institutions located in China.

Our primary uses of cash have been for the construction of our new factory and warehouse facility and for deposits on equipment for the new productions lines as discussed below. Additionally, we use cash for employee compensation, new product development and working capital. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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
We are in the process of adding one new production line for the processing of juice concentrate and puree products and adding one new production line for the processing of bio animal feed as a byproduct of Laiyang Pear juice concentrate and fruit puree products to further diversify our product mix and increase our revenues. The estimate that the new production line for the processing of juice concentrate and puree products and the new production line for the processing of bio animal feed will cost approximately $17,000,000. Through June 30, 2010, we have incurred approximately $4,500,000 for the construction of a new manufacturing facility and for new production equipment and we expect to expend the remaining amount of $12,500,000 in the third quarter of 2010. We expect to complete the new facility and related production lines in August 2010.  We expect to begin utilization of the new production line for the processing of juice concentrate and puree products in September  2010 and to begin utilization of the new production line for the processing of bio animal feed in September  2010.  As discussed below, in November 2009, we sold investment units for a total of $ 17,011,014, which will along with proceeds from operations be used to fund our current production line expansion. As outlined below, during the six months ended June 30, 2009, we used cash of approximately $10,900,000 to pay off loans and acquisition payables. We currently plan on using net cash provided by operating activities to fund our internal growth and fund an expansion of our distribution channels.  Additionally, we intend to raise additional funds in the near future for one new production line for the processing of juice concentrate and puree products and one new production line for the processing of bio animal feed. We estimated that the addition of these production lines will cost approximately $20,000,000 and will be from funds using future third party funding. However there are no assurances that we will be able to raise additional funds in the near future.

Changes in our working capital position are summarized as follows:

			Increase
	June 30,	December 31,	in Working
	2010	2009	Capital
Current assets	$48,761,578	$42,649,780	$6,111,798
Current liabilities	5,142,805	6,784,193	1,641,388
Working capital	$43,618,773	$35,865,587	$7,753,186

Our working capital increased $7,753,186 to $43,618,773 at June 30, 2010 from working capital of $35,865,587 at December 31, 2009. This increase in working capital is primarily attributable to a net increase in cash and restricted cash of approximately $21,187,000, a decrease in accrued expenses of $693,000, and a decrease in income taxes payable of approximately $1,899,000 offset by a decrease in inventories of $13,339,000 and an increase in other taxes payable of $576,000.

Our business is highly seasonal, reflecting the harvest season of our primary source fruits during the months from June through February of the following year.  Typically, a substantial portion of our revenues are earned during our first, third and fourth quarters. We generally experience lower revenues during our second quarter.  Our inventory levels increase during the third and fourth quarter of the year and decrease substantially in the first quarter of the year.  Generally, we pay our suppliers during the third and fourth quarters. The impact from the use of cash to secure raw materials and for production during these quarters is lessened by the receipt of cash upon delivery of our products during the production period.  Generally we sell the remaining inventory balances during the first quarter on the year and experience a significant decrease in inventory during this quarter.  We have not experienced a shortfall in working capital during our production period and we have sufficient working capital on hand to secure our raw materials.

During 2010, we received payment upon delivery of our products. We have been able to collect our accounts receivable balances in advance of the delivery. Accordingly, as of June 30, 2010, we had no accounts receivable. In the future, we expect to continue to collect payments in advance of delivery.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,	June 30,
	2010	2009
Net cash provided by operating activities	$23,031,324	$29,912,779
Cash flows used in investing activities	$(3,706,365)	$-
Cash flows provided by (used in) financing activities	$1,704,407	$(10,891,835)
Effect of exchange rate on cash	$157,874	$(1,576)
Net increase in cash and cash equivalents	$21,187,240	$19,019,368

Net cash flow provided by operating activities was $23,031,324 for the six months ended June 30, 2010 as compared to net cash flow provided by operating activities of $29,912,779 for the six months ended June 30, 2009, a decrease of $6,881,455. Net cash flow provided by operating activities for the six months ended June 30, 2010 consisted of net income of $10,556,738, the add back (deduction) of non-cash items such as depreciation of $475,753, the amortization of land use rights of $274,121, stock-based compensation of $23,999, deferred income taxes of $29,853 and a reduction of a reserve for inventory obsolescence of $(18,787), and changes in operating assets and liabilities consisting of a decrease in inventories of $13,339,472 attributable to the seasonality factors described above, a decrease in prepaid VAT on purchases of $25,660, and an increase in other taxes payable of 574,009 offset by a decrease in accounts payable of $63,241, a decrease in income taxes payable of $1,478,111 due to the payment of 2009 income taxes due, and a decrease in accrued expenses of $708,132 attributable to the payment of research and development expenses in 2009. Net cash flow provided by operating activities for the six months ended June 30, 2009 consisted of net income of $9,241,901, the add back of non-cash items such as $448,917 of depreciation and the amortization of land use rights of $273,781, and changes in operating assets and liabilities consisting of a decrease in accounts receivable of $5,110,943, a decrease in inventories of $13,604,321 attributable to the seasonality factors described above, a decrease in prepaid and other current assets of $995,776, a decrease in prepaid VAT on purchase of $221,262, and an increase in other taxes payable of $98,302, an increase in income taxes payable of $686,617 offset by a decrease in accounts payable of $615,052 and a decrease in accrued expenses of $153,989.

Net cash flow used in investing activities was $3,706,365 for the six months ended June 30, 2010 as compared to net cash used in investing activities of $0 for the six months ended June 30, 2009. During the six months ended June 30, 2010, we used cash of $3,706,365 towards the construction of our new manufacturing facility and the purchase of property and equipment for our new production line. During the third quarter of 2010, we will invest additional cash for the completion of our new manufacturing facility and for production equipment of approximately $12,500,000.

Net cash flow provided by financing activities was $1,704,407 for the six months ended June 30, 2010 as compared to net cash flow used in financing activities of $10,891,835 for the six months ended June 30, 2009. During the six months ended June 30, 2010, we received operating cash from our restricted cash held in escrow of $1,704,407. During the six months ended June 30, 2009, we used cash for the repayment of loans of $10,039,970 and the repayment of acquisition payables of $851,865.

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

Pursuant to an Investor Relations Escrow Agreement, amongst us, Grandview Capital, Inc. (“Grandview”), Access America Investments, LLC (“Access America”) and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), we placed a total of $120,000 in an escrow account with our counsel to be used for the payment of investor relation fees. Further, pursuant to a Holdback Escrow Agreement, amongst us, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Holdback Escrow Agreement”), we placed escrow funds equal to ten percent (10%) of the Offering proceeds, with our counsel to be held in escrow until such time as a qualified chief financial officer has been approved and appointed as an officer of Emerald.  Finally, pursuant to a Going Public Escrow Agreement, amongst us, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), we placed a total of $1,000,000 from the Offering proceeds with our counsel to be used for the payment of fees and expenses related to becoming a public company and listing its Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement, Holdback Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to us. In January 2010, we hired a chief financial officer and $1,509,600 was released from escrow to us.  At June 30, 2010, we had restricted cash held in escrow of $883,509.

Contractual Obligations

The following tables summarize our contractual obligations as of June 30, 2010 (dollars in thousands), and the effect of these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Construction and equipment (1)	$12,500	12,500	-	-	-
Total Contractual Obligations:	$12,500	$12,500	$-	$-	$-

(1)
Represents the estimated amount of additional construction costs to be incurred and the cost of equipment to be acquired as part of our expansion plans to add additional production capacity.  The construction project and all payments are expected to be completed in the third quarter of 2010.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of June 30, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the first  half of the fiscal year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

None.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2010, we issued 8,000 shares of our common stock to our chief financial officer for services rendered pursuant to an engagement agreement between us and CFO Oncall, Inc. which has now been replaced by an employment agreement. The shares were valued at fair value on the dates of grant and we recorded stock-based compensation of $12,000 and reduced accounts payable by $12,000. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               (REMOVED AND RESERVED)

ITEM 5.               OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

EMERALD ACQUISITION CORPORATION

Date: August 16, 2010	By:	/s/ Zhide Jiang
Zhide Jiang
President, Chief Executive Officer
and Chairman of the Board of Directors

Date: August 16, 2010	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer and Principal
Financial and Accounting Officer