Form 10-Q
period 2010-09-30
Oriental Dragon Corp
filed 2010-11-15
CIK 1368196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT

For the transition period from __________ to __________

COMMISSION FILE NUMBER:  000-52133

ORIENTAL DRAGON CORPORATION
(Name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

No. 48 South Qingshui Road
Laiyang City, Shandong 265200
People’s Republic of China
 (Address of principal executive office)

(86) (535) 729-6152
 (Registrant’s telephone number)

Emerald Acquisition Corporation
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  27,499,171 shares of common stock are issued and outstanding as of November 15, 2010.

ORIENTAL DRAGON CORPORATION
FORM 10-Q
September 30, 2010

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

PART 1 - FINANCIAL INFORMATION

Item 1.	Financial Statements.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$50,467,338	$26,574,338
Cash - restricted	734,222	2,587,916
Inventories, net of reserve for obsolete inventory	1,088,103	13,345,511
Prepaid VAT on purchases	314,882	82,330
Prepaid expenses and other	5,016	-
Deferred income taxes	60,924	59,685

Total Current Assets	52,670,485	42,649,780

PROPERTY AND EQUIPMENT - net	20,511,098	7,397,661

OTHER ASSETS:
Land use rights, net	15,687,667	15,779,542
Deposit on equipment	221,306	-
Deferred income taxes - net of current portion	807,245	835,586

Total Assets	$89,897,801	$66,662,569

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$514,216	$540,830
Accrued expenses	9,204,668	1,392,155
Income taxes payable	4,426,882	4,819,891
Other taxes payable	1,115,213	31,317

Total Current Liabilities	15,260,979	6,784,193

COMMITMENT

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized, none issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	-	-
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,499,171 and 27,491,171 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	27,499	27,492
Additional paid-in capital	16,355,307	16,331,315
Retained earnings	51,503,686	38,080,824
Statutory and non-statutory reserves	2,949,814	2,949,814
Accumulated other comprehensive income - cumulative foreign currency translation adjustment	3,800,516	2,488,931

Total Shareholders' Equity	74,636,822	59,878,376

Total Liabilities and Shareholders' Equity	$89,897,801	$66,662,569

See notes to unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$14,354,667	$11,585,498	$63,954,052	$57,956,699

COST OF SALES	9,709,897	8,828,861	43,859,890	41,528,943

GROSS PROFIT	4,644,770	2,756,637	20,094,162	16,427,756

OPERATING EXPENSES:
Selling	92,654	66,606	337,901	409,844
Research and development	197	197,000	73,353	268,019
General and administrative	683,656	297,224	1,737,921	1,091,604

Total Operating Expenses	776,507	560,830	2,149,175	1,769,467

INCOME FROM OPERATIONS	3,868,263	2,195,807	17,944,987	14,658,289

OTHER INCOME (EXPENSE):
Interest income	34,989	20,550	93,264	45,707
Interest expense	-	(57,902)	-	(247,019)
Loss from foreign currency	(15,017)	-	(24,124)	-

Total Other Income (Expense)	19,972	(37,352)	69,140	(201,312)

INCOME BEFORE PROVISION FOR INCOME TAXES	3,888,235	2,158,455	18,014,127	14,456,977

PROVISION FOR INCOME TAXES:
Current	(1,007,064)	(557,623)	(4,546,365)	(3,614,244)
Deferred	(15,047)	-	(44,900)	-

Total Provision for Income Taxes	(1,022,111)	(557,623)	(4,591,265)	(3,614,244)

NET INCOME	$2,866,124	$1,600,832	$13,422,862	$10,842,733

COMPREHENSIVE INCOME:
NET INCOME	$2,866,124	$1,600,832	$13,422,862	$10,842,733

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,070,280	41,098	1,311,585	79,602

COMPREHENSIVE INCOME	$3,936,404	$1,641,930	$14,734,447	$10,922,335

NET INCOME PER ORDINARY SHARE:
Basic	$0.10	$0.08	$0.49	$0.51
Diluted	$0.10	$0.08	$0.49	$0.51

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic	27,499,171	21,333,332	27,495,625	21,333,332
Diluted	27,499,171	21,333,332	27,495,625	21,333,332

See notes to unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,422,862	$10,842,733
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	718,148	674,257
Amortization of land use rights	412,288	410,715
Decrease in reserve for inventory obsolescence	(18,847)	-
Stock-based compensation	23,999	-
Deferred income taxes	44,900	-
Changes in assets and liabilities:
Accounts receivable	-	5,111,481
Inventories	12,335,862	13,084,336
Prepaid and other current assets	(5,000)	995,881
Prepaid VAT on purchases	(226,851)	433,849
Accounts payable	(35,978)	(615,116)
Accrued expenses	8,976	(117,630)
Other taxes payable	1,064,445	284,353
Income taxes payable	(484,546)	1,243,991

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,260,258	32,348,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits on property and equipment	(217,465)	-
Purchase of property and equipment	(5,825,661)	-

NET CASH USED IN INVESTING ACTIVITIES	(6,043,126)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	50,000
Decrease in cash - restricted	1,853,694	-
Payment on loan payable	-	(9,983,145)
Payment on acquisition payables	-	(851,954)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,853,694	(10,785,099)

EFFECT OF EXCHANGE RATE ON CASH	822,174	20,375

NET INCREASE IN CASH	23,893,000	21,584,126

CASH - beginning of year	26,574,338	2,028,858

CASH - end of period	$50,467,338	$23,612,984

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$247,019
Income taxes	$5,030,511	$2,370,253

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in construction in progress and accrued expenses	$7,627,374	$-

See notes to unaudited consolidated financial statements.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Oriental Dragon Corporation (the ‘Company”) was formed under the laws of the Cayman Islands on March 10, 2006 under the name of Emerald Acquisition Corporation.  Effective on August 27, 2010, the Company’s corporate name was changed to Oriental Dragon Corporation.  On October 22, 2009, the Company acquired Merit Times International Limited (“Merit Times”) in a reverse acquisition transaction. Merit Times was established on February 8, 2008, under the laws of British Virgin Islands. Merit Times was established as a “special purpose vehicle” for foreign fund raising. Pursuant to a share exchange agreement in this reverse acquisition transaction, the Company issued an aggregate of 21,333,332 ordinary shares to the shareholders of Merit Times, their designees or assigns in exchange for all of the issued and outstanding capital stock of Merit Times.  On October 22, 2009, the Share Exchange closed and Merit Times became the Company’s wholly-owned subsidiary.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

The accompanying unaudited condensed consolidated financial statements for Oriental Dragon Corporation, its subsidiaries and variable interest entities, have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Cash – restricted

As at September 30, 2010 and December 31, 2009, restricted cash consisted of cash deposits held with Company counsel (see Note 6).

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

At September 30, 2010 and December 31, 2009, the Company’s cash balances by geographic area were as follows:

	September 30, 2010		December 31, 2009
Country:
China	$50,467,338	100.0%	$26,574,338	100.0%
Total cash and cash equivalents	$50,467,338	100.0%	$26,574,338	100.0%

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At September 30, 2010 and December 31, 2009, the Company has not established, based on a review of its outstanding balances, an allowance for doubtful accounts.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $75,363 and $92,619 at September 30, 2010 and December 31, 2009, respectively. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation, and storage fees.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the nine-month periods ended September 30, 2010 and 2009.

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

Advances from customers

Advances from customers consist of prepayments from customers for merchandise that had not yet been shipped. The Company recognizes the deposits as revenue as customers take delivery of the goods, in accordance with its revenue recognition policy.  Advances from customers at September 30, 2010 and December 31, 2009 amounted to $0 and $0, respectively.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $29,838 and $133,926 for the nine months ended September 30, 2010 and 2009, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the nine months ended September 30, 2010 and 2009, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $78,546 and $69,651, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statement of operations. For the nine months ended September 30, 2010 and 2009, advertising expense amounted to $14,671 and $99,598, respectively.

Research and development

Research and development costs are expensed as incurred. For the nine months ended September 30, 2010 and 2009, research and development costs amounted to $73,353 and $268,019, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and affiliates is the Chinese Renminbi (“RMB”). For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  The cumulative translation adjustment and effect of exchange rate changes on cash for the nine months ended September 30, 2010 and 2009 was $822,174 and $20,375, respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at September 30, 2010 and December 31, 2009 were translated at 6.6981 RMB to $1.00 and at 6.8372 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2010 and 2009 were 6.8164 RMB and 6.84251 RMB to $1.00, respectively.  Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$2,866,124	$1,600,832	$13,422,862	$10,842,733

Weighted average ordinary shares outstanding – basic	27,499,171	21,333,332	27,495,625	21,333,332
Effect of dilutive securities:
Warrants	-	-	-	-
Weighted average ordinary shares outstanding– diluted	27,499,171	21,333,332	27,495,625	21,333,332
Net income per ordinary share - basic	$0.10	$0.08	$0.49	$0.51
Net income per ordinary share - diluted	$0.10	$0.08	$0.49	$0.51

The Company's aggregate common stock equivalents at September 30, 2010 and 2009 include the following:

	2010	2009
Warrants	3,402,212	-
Total	3,402,212	-

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The adoption of the provisions of ASU 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 2 - INVENTORIES

At September 30, 2010 and December 31, 2009, inventories consisted of the following:

	2010	2009
Raw materials	$155,170	$120,990
Finished goods	1,008,296	13,317,140
	1.163,466	13,438,130
Less: reserve for obsolete inventory	(75,363)	(92,619)
	$1,088,103	$13,345,511

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	Useful Life	2010	2009
Office equipment and furniture	10 Years	$123,766	$113,418
Manufacturing equipment	10 Years	8,137,726	7,970,320
Vehicles	10 Years	137,487	76,490
Construction in progress	-	14,502,797	863,511
Building and building improvements	10-20 Years	3,159,561	3,095,281
		26,061,337	12,119,020
Less: accumulated depreciation		(5,550,239)	(4,721,359)
		$20,511,098	$7,397,661

For the nine months ended September 30, 2010 and 2009, depreciation expense amounted to $718,148 and $674,257, of which $556,276 and $517,145 is included in cost of sales, and $161,872 and $157,112 is included in general and administrative expenses, respectively.

NOTE 4 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  In 2008, the Company acquired land use rights for cash of 78,550,010 RMB (approximately $11,300.000) for 500 acres of plantation fields in Laiyang, China. The land contains Laiyang Pear plantations and will be used to supply pears to the Company for production. The Company’s land use rights have terms that expire in December 2037 through December 2054.  The Company amortizes these land use rights over the term of the respective land use right. The lease agreement does not have any renewal option and the Company has no further obligations to the lessor.  Through September 30, 2010, the pear orchards on this land did not produce any pears and the Company does not expect to yield any pears that can be used in production until November 2010.  Accordingly, the Company included the amortization of the respective land use rights in general and administrative expenses until such time that it yields pears from the orchards. Upon the use of pears from the orchards in the production process, the Company will reflect the amortization of these land use rights in cost of sales. For the nine months ended September 30, 2010 and 2009, amortization of land use rights amounted to $412,288 and $410,715, respectively.  At September 30, 2010 and December 31, 2009, land use rights consist of the following:

	Useful Life	2010	2009
Land Use Rights	30 - 50 years	$17,462,589	$17,107,320
Less: Accumulated Amortization		(1,774,922)	(1,327,778)
		$15,687,667	$15,779,542

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 4 – LAND USE RIGHTS (continued)

Amortization of land use rights attributable to future periods is as follows:

Years ending September 30:
2011	$559,426
2012	559,426
2013	559,426
2014	559,426
2015	559,426
Thereafter	12,890,537
$15,687,667

NOTE 5 – ACCRUED EXPENSES

At September 30, 2010 and December 31, 2009, accrued expenses consist of the following:

	2010	2009
Accrued research and development costs	$223,945	$877,552
Accrued payroll and employees benefit	173,426	424,208
Accrued equipment and construction payable	8,664,879	-
Other	142,418	90,395
	$9,204,668	$1,392,155

NOTE 6 – CASH - RESTRICTED

Pursuant to an Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc. (“Grandview”), Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), the Company placed a total of $120,000 in an escrow account with its counsel to be used for the payment of investor relation fees. Additionally, pursuant to a Going Public Escrow Agreement, amongst the Company, Grandview, Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), the Company placed a total of $1,000,000 from the Offering proceeds with its counsel to be used for the payment of fees and expenses related to becoming a public company and listing its Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to the Company. At September 30, 2010 and December 31, 2009, cash - restricted amounted to $734,222 and $2,587,916, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

Common stock

In May 2010, the Company issued 8,000 shares of its common stock to its chief financial officer for services rendered pursuant to an engagement agreement. The shares were valued at fair value on the dates of grant and the Company recorded stock-based compensation of $12,000 and reduced accounts payable by $12,000.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

Warrants

Warrant activity for the nine months ended September 30, 2010 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	3,402,210	$6.00
Granted	-	-
Exercised	-	-
Balance at end of period	3,402,210	$6.00

Warrants exercisable at end of period	3,402,210	$6.00

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2010	Weighted Average Exercise Price
$6.00	3,402,210	4.06	$6.00	3,402,210	$6.00

NOTE 8 – MAJOR CUSTOMERS

For the nine months ended September 30, 2010 and 2009, eight and seven customers accounted for 100.0% of the Company’s revenues, respectively.  For the nine months ended September 30, 2010, one customer accounted for approximately 21% of the Company’s net revenue.

NOTE 9 – RESTRICTED NET ASSETS

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 9 – RESTRICTED NET ASSETS (continued)

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s China-based operating VIE’s and subsidiary exceed 25% of the consolidated net assets of Oriental Dragon Corporation. The ability of our Chinese operating affiliates to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balances of the Chinese operating subsidiaries. Because a significant portion of our operations and revenues are conducted and generated in China, all of our revenues being earned and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

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

ORIENTAL DRAGON CORPORATION
CONSOLIDATED PARENT COMPANY BALANCE SHEETS
(Unaudited)

	As of September30,	As of December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$5,996,324	$10,487,306
Cash – restricted	734,222	2,587,916
Prepaid expenses	5,000	-
Total Current Assets	6,735,546	13,075,222
Investments in subsidiaries at equity	67,952,885	46,906,159
Total Assets	$74,688,431	$59,981,381

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,609	$103,005
Total Current Liabilities	51,609	103,005

Shareholders' equity:
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,499,171 and 27,491,171 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	27,499	27,492
Additional paid-in capital	16,355,307	16,331,315
Statutory reserve	2,949,814	2,949,814
Retained earnings	51,503,686	38,080,824
Accumulated other comprehensive income	3,800,516	2,488,931
Total Shareholders' Equity	74,636,822	59,878,376
Total Liabilities and Shareholders' Equity	$74,688,431	$59,981,381

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

NOTE 9 – RESTRICTED NET ASSETS (continued)

ORIENTAL DRAGON CORPORATION
CONDENSED  PARENT COMPANY STATEMENTS OF INCOME
(Unaudited)

	For the Nine Month Ended September 30,
	2010	2009
REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	312,279	-
Total Operating Expenses	312,279	-
LOSS FROM OPERATIONS	(312,279)	-

LOSS ATTRIBUTABLE TO PARENT ONLY	(312,279)	-
EQUITY INCOME EARNINGS OF SUBSIDIARIES	13,735,141	10,842,733

NET INCOME	$13,422,862	$10,842,733

ORIENTAL DRAGON CORPORATION
CONSOLIDATED PARENT COMPANY STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Month Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,422,862	$10,842,733
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in earnings of subsidiary	(13,735,141)	(10,842,733)
Stock based compensation	23,999
Changes in assets and liabilities:
Prepaid expenses	(5,000)	-
Accounts payable	(51,396)	-
NET CASH USED IN OPERATING ACTIVITIES	(344,676)	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment payments to subsidiaries	(6,000,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(6,000,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash – restricted	1,853,694	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,853,694	-

NET DECREASE IN CASH	(4,490,982)	-

CASH - beginning of year	10,487,306	-

CASH - end of period	$5,996,324	$-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Oriental Dragon Corporation for the three and nine months ended September 30, 2010 and 2009 should be read in conjunction with the Oriental Dragon Corporation financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this prospectus. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Land use rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  In 2008, we acquired land use rights for cash of 78,550,010 RMB (approximately $11,300.000) for 500 acres of plantation fields in Laiyang, China. The land contains Laiyang Pear plantations and will be used to supply Liayang Pear to us for production. Our land use rights have terms that expire in December 2037 through December 2054.  We amortize these land use rights over the term of the respective land use right. The lease agreement does not have any renewal option and we have no further obligations to the lessor. Through September 30, 2010, the Laiyang Pear orchards on this land did not produce any Laiyang Pear and we do not expect to yield any pears that can be used in production until November 2010.  Accordingly, we included the amortization of the respective land use rights in general and administrative expenses until such time that it yields pears from the orchards. Upon the use of pears from the orchards in the production process, we will reflect the amortization of these land use rights in cost of sales.

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

Asset and liability accounts at September 30, 2010 and December 31, 2009 were translated at 6.6981 RMB to $1.00 and at 6.8372 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2010 and 2009 were 6.8164 RMB and 6.84251 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

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

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The adoption of the provisions of ASU 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  We do not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The adoption of the provisions of ASU 2010-19 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
NET REVENUES	$14,354,667	$11,585,498	$63,954,052	$57,956,699
COST OF SALES	9,709,897	8,828,861	43,859,890	41,528,943
GROSS PROFIT	4,644,770	2,756,637	20,094,162	16,427,756
OPERATING EXPENSES:
Selling	92,654	66,606	337,901	409,844
Research and development	197	197,000	73,353	268,019
General and administrative	683,656	297,224	1,737,921	1,091,604
Total Operating Expenses	776,507	560,830	2,149,175	1,769,467

INCOME FROM OPERATIONS	3,868,263	2,195,807	17,944,987	14,658,289

OTHER INCOME (EXPENSE):
Interest income	34,989	20,550	93,264	45,707
Interest expense	-	(57,902)	-	(247,019)
Loss from foreign currency	(15,017)	-	(24,124)	-
Total Other Income (Expense)	19,972	(37,352)	69,140	(201,312)
INCOME BEFORE INCOME TAXES	3,888,235	2,158,455	18,014,127	14,456,977
PROVISION FOR INCOME TAXES
Current	(1,007,064)	(557,623)	(4,546,365)	(3,614,244)
Deferred	(15,047)	-	(44,900)	-
TOTAL PROVISION FOR INCOME TAXES	(1,022,111)	(557,623)	(4,591,265)	(3,614,244)

NET INCOME	$2,866,124	$1,600,832	$13,422,862	$10,842,733

COMPREHENSIVE INCOME:
NET INCOME	$2,866,124	$1,600,832	$13,422,862	$10,842,733
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,070,280	41,098	1,311,585	79,602

COMPREHENSIVE INCOME	$3,936,404	$1,641,930	$14,734,447	$10,922,335

Three and Nine Months ended September 30, 2010 Compared to the Three and Nine Months ended September 30, 2009

Revenues. For the nine months ended September 30, 2010, we had net revenues of $63,954,052, as compared to net revenues of $57,956,699 for the nine months ended September 30, 2009, an increase of $5,997,353 or 10.3%. For the three months ended September 30, 2010, we had net revenues of $14,354,667 as compared to net revenues of $11,585,498 for the three months ended September 30, 2009, an increase of $2,769,169 or 23.9%. Revenue and changes for each product line is summarized as follows:

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)	Percentage Change
Laiyang Pear juice concentrate	$57,539,454	$48,736,051	$8,803,403	18.1%
Apple juice concentrate	-	6,798,943	(6,798,943)	(100.0)%
Strawberry juice concentrate	6,398,333	2,388,917	4,009,416	167.8%
Other	16,265	32,788	(16,523)	(50.4)%

Total net revenues	$63,954,052	$57,956,699	$5,997,353	10.3%

	Three Months Ended September 30,
	2010	2009	Increase (Decrease)	Percentage Change
Laiyang Pear juice concentrate	$14,354,667	$9,199,095	$5,155,572	56.0%
Strawberry juice concentrate	-	2,373,300	(2,373,300)	(100.0)%
Other	-	13,103	(13,103)	(100.0)%

Total net revenues	$14,354,667	$11,585,498	$2,769,169	23.9%

•
During the three and nine months ended September 30, 2010, we continued to see strong demand for our Laiyang Pear juice concentrate products. Laiyang Pear as a trademark has been registered by an entity affiliated with the Laiyang city government, and we have been granted a license to use this trademark through 2038. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate for a period of 30 years. Pursuant to this government letter, during this period, no other producer will be permitted to enter into the Laiyang Pear juice concentrate business. During the nine months ended September 30, 2010, our revenues from Laiyang Pear juice concentrate increased by 18.1% with approximately 53.4% of the Laiyang Pear juice concentrate increased revenue attributable to an increase in volume and 46.6% attributable to an increase in sales price subject to market conditions..    During the three months ended September 30, 2010, our revenues from Laiyang Pear juice concentrate increased by 56.0% as compared to comparable 2009 period. Revenues from Laiyang Pear juice concentrate have increased due to increasing market demands from the pharmaceutical and health supplement products in which Laiyang Pear juice concentrate is used for its nutritional content.  Our business is highly seasonal, reflecting the harvest season of our primary source fruits, the Laiyang Pear, during the months from September through the following February.  We produce fruit juice concentrate and store it in cold storage until it is sold.  Typically, a substantial portion of our revenues are earned during our first, third and fourth quarters. We generally experience lower revenues during our second quarter.  Our inventory levels increase during the third and fourth quarter of the year and decrease substantially in the first quarter of the year. Generally we sell the remaining inventory balances during the first quarter of the year and experience a significant decrease in inventory during this quarter.  We have not experienced a shortfall in working capital during our production period and we have sufficient working capital on hand to secure our raw materials. If we experience a bad harvest season due to weather or other situation that we cannot control, we would have a shortage of primary raw material and we would experience a substantial decrease in our revenues. Currently, there are no known trends or uncertainties that may have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

•
The decrease in revenues from the sale of apple juice concentrate of 100.0% was attributable to a decrease in production of apple juice concentrate.  In connection with the sale of apple juice concentrate, we had a sales contract we signed with an infant food company. This contract was entered into in 2007 and ended in 2009. We did not produce and sell apple juice concentrate in the third quarter of 2010 and we do not anticipate renewing the apple juice concentrate sales contract.

•
The increase in revenues from the sale of strawberry juice concentrate of for the nine and three months ended September 30, 2010 of $4,009,416 and $2,373,300, respectively, was attributable to the bumper harvest of  strawberries in the 2010 period and increased customer demands. Since we sold out our strawberry juice concentrate inventories in the second quarter of 2010, we did not produce and sell strawberry juice concentrate in the third quarter.

The production of apple, strawberry and any other juice concentrates that we may produce is dependent upon the season and production requirements of our Laiyang Pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce apple and strawberry juice concentrate when we are not producing Laiyang Pear juice concentrate.

Cost of sales. Cost of sales increased by $2,330,947, or 5.61%, from $41,528,943 for the nine months ended September 30, 2009 to $43,859,890 for the nine months ended September 30, 2010. Cost of sales increased by $881,036 or 10.0%, from $8,828,861 for the three months ended September 30, 2009 to $9,709,897 for the three months ended September 30, 2010.

Gross profit and gross margin. Our gross profit was $20,094,162 for the nine months ended September 30, 2010 as compared to $16,427,756 for the nine months ended September 30, 2009 representing gross margins of 31.4% and 28.3%, respectively. Our gross profit was $4,644,770 for the three months ended September 30, 2010 as compared to $2,756,637 for the three months ended September 30, 2009 representing gross margins of 32.4% and 23.8%, respectively.

Gross margin percentages by product line are as follows:

	For the Three Months ended September 30, 2010	For the Three Months ended September 30, 2009	For the Nine Months ended September 30, 2010	For the Nine Months ended September 30, 2009
Laiyang Pear juice concentrate	32.4%	23.0%	31.0%	25.9%
Apple juice concentrate	-	-	-	46.1%
Strawberry juice concentrate	-	26.0%	35.5%	25.8%
Other	-	100.00	100.0%	100.0%
Overall gross profit %	32.4%	23.8%	31.4%	28.3%

•
For the nine months ended September 30, 2010, the increase in gross margin percentages related to Laiyang Pear juice concentrate was from 25.9% in the 2009 period to 31.0% in the 2010 and was mainly attributed to an increase in sales price of approximately $221 per metric ton.

•
Revenues from the sale of apple juice concentrate decreased to $0 in the nine months ended September 30, 2010 as compared to the revenues from the sale of apple juice concentrate of $6,798,943 in the 2009 comparable period.  In connection with the sale of apple juice concentrate, we had a sales contract we signed with an infant food company. This contract was entered into in 2007 and ended in 2009. This infant food customer is a relatively small company and not likely to buy big volume of our apple products in 2010. Since the infant food company will not become our long-term strategic customer, in 2009, we reasonably increased the sales price compared with the other apple juice concentrate customers and accordingly, we were able to recognize a gross profit percentage of 46.1%.

•
Gross margin percentages related to strawberry juice concentrate was 35.5% for the nine months ended September 30, 2010 as compared to 25.8% in the comparable 2009 period. .During the three months ended September 30, 2009, margin percentages related to strawberry juice concentrate was 26.0%. We did not sell strawberry juice concentrate during the three months ended September 30, 2010.

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

Selling expenses. Selling expenses were $337,901 for the nine months ended September 30, 2010 and $409,844 for the comparable period in 2009, a decrease of $71,943 or 17.6%.  Selling expenses were $92,654 for the three months ended September 30, 2010 and $66,606 for the comparable period in 2009, an increase of $26,048 or 39.1%.  Selling expenses consisted of the following:

	Three Months Ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Compensation and related benefits	$86,075	$48,359	$293,393	$156,485
Shipping and handling	6,539	188	29,838	133,926
Advertising	40	3,443	14,670	84,983
Other	-	14,616	-	34,450

Total	$92,654	$66,606	$337,901	$409,844

•
For the nine months ended September 30, 2010, compensation and related benefits increased by $136,908 or 87.5% as compared to the 2009 comparable period due to an increase in salaries and related benefits of $24,698 paid to sales staff and an increase in commissions of $112,210 paid to sales staff. We expect commission to increase proportionally when sales increase. For the three months ended September 30, 2010, compensation and related benefits increased by $37,716 or 78.0% as compared to the 2009 comparable period due to an increase in salaries and related benefits of approximately $12,524 paid to sales staff and an increase in commissions of approximately $25,192 paid to sales staff.

•
For the nine months ended September 30, 2010, shipping and handling decreased by $104,088 or 77.7% as compared to the 2009 comparable period.  For the three months ended September 30, 2010, shipping and handling increased by $6,351 or 3,389.2% as compared to the 2009 comparable period. Shipping and handling expenses were substantially paid by our customers in the 2010 periods and were paid by us in the 2009 periods. During the three months ended September 30, 2010, we incurred an insignificant increase in shipping and handling costs as compared to the comparable 2009 period.

•
For the nine months ended September 30, 2010, advertising expense decreased by $70,313 or 82.7% as compared to the 2009 comparable period. For the three months ended September 30, 2010, advertising expense decreased by $3,403 or 98.8% as compared to the 2009 comparable period.  During the 2009 period, we spent more on advertising and promotions such as additional juice products conferences in order to enhance our visibility during the financial crisis.  We did not have corresponding expenses in the 2010 period. Accordingly, advertising expenses decreased.

•
For the nine months ended September 30, 2010, other expense decreased by $34,450 or 100.0% as compared to the 2009 comparable period. For the three months ended September 30, 2010, other expense decreased by $14,616 or 100.0% as compared to the 2009 comparable period. During the 2010 period, we did not allocate any travel or postage expense to selling expense.

Research and development expenses. Research and development expenses amounted to $73,353 for the nine months ended September 30, 2010 as compared to $268,019 for the same period in 2009, a decrease of $194,666 or 72.6%.  Research and development expenses amounted to $197 for the three months ended September 30, 2010, as compared to $197,000 for the same period in 2009, a decrease of $196,803 or 100.0%.  The decrease was primarily attributable to the timing of services performed pursuant to research and development contracts.  On March 1, 2010, we entered into a cooperative R&D contract with the Preclinical Medicine Research Laboratory of Shandong Medicine Academy to develop the applications of immunoregulation and antitumor effects of Laiyang Pear juice concentrate. This R&D project is expected to be completed by early 2012 and the total cost of the project is $732,500 of which we have spent $73,353.  In future periods, we expect research and development expenses to fluctuate depending on the nature, timing and costs of third party research and development contracts.

General and administrative expenses. General and administrative expenses amounted to $1,737,921 for the nine months ended September 30, 2010, as compared to $1,091,604 for the same period in 2009, an increase of $646,317 or 59.2%. General and administrative expenses amounted to $683,656 for the three months ended September 30, 2010, as compared to $297,224 for the same period in 2009, an increase of $386,432 or 130.0%. General and administrative expenses consisted of the following:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2010	2009	2010	2009
Compensation and related benefits	$188,243	$27,178	$471,737	$148,648
Professional fees	123,566	-	261,216	-
Depreciation	55,975	52,382	161,872	157,112
Amortization of land use rights	138,167	136,934	412,288	410,715
Other	177,705	80,730	430,808	375,129

Total	$683,656	$297,224	$1,737,921	$1,091,604

•
For the nine months ended September 30, 2010, compensation and related benefits increased by $323,089 or 217.4% as compared to same period in 2009. For the three months ended September 30, 2010, compensation and related benefits increased by $161,065 or 592.6% as compared to same period in 2009. In the 2010 period, we hired our chief financial officer, other administrative and professional staff, and our directors in connection with becoming a public company.

•
For the three and nine months ended September 30, 2010, professional fees consisted legal fees, accounting fees and other fees associated with becoming a public company.  We did not incur these fees in the 2009 period.  In 2010, we expect professional fees to increase related to our status as a publicly traded company.

•
For the nine months ended September 30, 2010, depreciation expense increased by $4,760 or 3.0% as compared to the same period in 2009. For the three months ended September 30, 2010, depreciation expense increased by $3,593 or 6.9% as compared to the same period in 2009.

•
For the nine months ended September 30, 2010, amortization of land use rights increased by $1,573or less than 1.0% as compared to the same period in 2009. For the three months ended September 30, 2010, amortization of land use rights increased by $1,233 or less than 1% as compared to the same period in 2009. Currently, we include the amortization of the respective land use rights in general and administrative expenses until such time that we yield pears from the orchards on the land. Upon the use of pears from the orchards in the production process, we will reflect the amortization of these land use rights in cost of sales.

•
Other general and administrative expenses which consist of entertainment, utilities, office maintenance, travel expenses, pension, miscellaneous taxes, office supplies and telephone increased by $55,679 or 14.8% for the nine months ended September 30, 2010 as compared with the same period in 2009. The increase was primarily attributable to an increase in travel and entertainment of $43,200 related to investor road shows and an increase in pension expense of $8,900.  For the three months ended September 30, 2010, other general and administrative expenses increased by $96,975 or 120.1% as compared with the same period in 2009. The increase was attributable to an increase in travel and entertainment fees of $15,800, an increase in pension of $10,500, and an increase in other administrative expenses of $70,675.

Income from operations. For the nine months ended September 30, 2010, income from operations was $17,944,987, as compared to $14,658,289 for the nine months ended September 30, 2009, an increase of $3,286,698 or 22.4%. For the three months ended September 30, 2010, income from operations was $3,868,263 as compared to $2,195,807 for the three months ended September 30, 2009, an increase of $1,672,456 or 76.2%.

Other income (expenses). For the nine months ended September 30, 2010, other income amounted to $69,140 as compared to other expenses of $201,312 for the same period in 2009.  For the three months ended September 30, 2010, other income amounted to $19,972 as compared to other expenses of $37,352 for the same period in 2009.  For the three and nine months ended September 30, 2010 and 2009, other income (expense) included:

•
For the three and nine months ended September 30, 2010, interest expense decreased by $57,902 and $247,019 or 100%, respectively. In connection with the acquisition of the net assets of the Company, which occurred in 2004, we assumed a loan payable to a third party related to the original construction of our factory. The loan was non-interest bearing. Since the agreement did not have a stated interest rate, we used an imputed interest rate of interest of 6.12% based on PRC central bank five year and up loan rate effective October 2004.  The loan we repaid in full prior to December 31, 2009, and accordingly, we did not incur any interest expense in the 2010 period.

•
For the three and nine months ended September 30, 2010, interest income increased by $14,439 or 70.3% and $47,557 or 104.0%, respectively, and related to an increase in funds in interest bearing accounts.

•
For the three and nine months ended September 30, 2010, loss from foreign currency increased by $15,017 and $24,124 or 100.0%, respectively and related to the recording of certain purchased and deposits on equipment acquired in foreign currencies.

Income tax expense. For the three and nine months ended September 30, 2010, income tax expense increased by $464,488 or 83.3% and $977,021, or 27.0%, respectively, as compared to the comparable period in 2009 which was attributed to an increase in taxable income.

Net income. As a result of the factors described above, our net income for the nine months ended September 30, 2010 and 2009 was $13,422,862, or $0.49 per ordinary share (basic and diluted) and $10,842,733, or $0.51 per ordinary share (basic and diluted), respectively. Our net income for the three months ended September 30, 2010 and 2009 was $2,866,124, or $0.10 per ordinary share (basic and diluted) and $1,600,832, or $0.08 per ordinary share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,311,584 for the nine months ended September 30, 2010 as compared to $79,602 for the same period year 2009. We reported a foreign currency translation gain of $1,070,279 for the three months ended September 30, 2010 as compared to $41,098 for the same period year 2009. These non-cash gains had the effect of increasing our reported comprehensive income.

Comprehensive income. For the nine months ended September 30, 2010, comprehensive income of $14,734,446 is derived from the sum of our net income of $13,422,862 plus foreign currency translation gains of $1,311,584.  For the three months ended September 30, 2010, comprehensive income of $3,936,403 is derived from the sum of our net income of $2,866,124 plus foreign currency translation gains of $1,070,279.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, our balance of cash and cash equivalents was $50,467,338, comparing to $26,574,338 as of December 31, 2009. These funds were located in financial institutions located in China.

Our primary uses of cash have been for the construction of our new factory and warehouse facility and for the purchase of and deposits on equipment for the new productions lines as discussed below. Additionally, we use cash for employee compensation, new product development and working capital. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

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

Recently, we have added two new production lines: one for the processing of juice concentrate and puree products and one for the processing of bio animal feed as a byproduct of Laiyang Pear juice concentrate and fruit puree products to further diversify our product mix and increase our revenues. We incurred approximately $14,300,000 in costs in connection with the addition of these two production lines. We began using both of these new production lines - one for the processing of juice concentrate and puree products and  one for the processing of bio animal feed in September 2010 to produce test and sample batches of product.   We have not generated any revenues from either of the new production lines. The offering proceeds from the November 2009 private placement, along with the proceeds from operations, were used to fund the above production lines expansion. As outlined below, in the 2009 period, we used cash of approximately $10,900,000 to pay off loans and acquisition payables. We currently plan on using net cash provided by operating activities to fund our internal growth and fund an expansion of our distribution channels.  In addition to the new productions lines discussed above, we intend to raise additional funds in the near future for two additional production lines: one for the processing of juice concentrate and puree products and one for the processing of bio animal feed. We estimated that these two new production lines will cost approximately $20,000,000 and will be paid for from funds from our public offering. However there are no assurances that we will be able to raise additional funds in the near future.

Changes in our working capital position are summarized as follows:

	September 30,	December 31,	Increase in Working
	2010	2009	Capital
Current assets	$52,670,485	$42,649,780	$10,020,705
Current liabilities	15,260,979	6,784,193	8,476,786
Working capital	$37,409,506	$35,865,587	$1,543,919

Our working capital increased $1,543,919 to $37,409,506 at September 30, 2010 from working capital of $35,865,587 at December 31, 2009. This increase in working capital is primarily attributable to a net increase in cash and restricted cash of approximately $22,039,000 offset by a decrease in inventories of $12,257,000 and an increase in accrued expenses of $7,700.000 related to the accrual of amounts due on acquired equipment and construction services.

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

During 2010, we received payment upon delivery of our products. We have been able to collect our accounts receivable balances in advance of the delivery. Accordingly, as of September 30, 2010 and December 31, 2009, we had no accounts receivable. In the future, we expect to continue to collect payments in advance of delivery.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,	September 30,
	2010	2009
Net cash provided by operating activities	$27,260,258	$32,348,850
Cash flows used in investing activities	$(6,043,126)	$-
Cash flows provided by (used in) financing activities	$1,853,694	$(10,785,099)
Effect of exchange rate on cash	$822,174	$20,375
Net increase in cash and cash equivalents	$23,893,000	$21,584,126

Net cash flow provided by operating activities was $27,260,258 for the nine months ended September 30, 2010 as compared to net cash flow provided by operating activities of $32,348,850 for the nine months ended September 30, 2009, a decrease of $5,088,592.

•	Net cash flow provided by operating activities for the nine months ended September 30, 2010 primarily attributable to:
•
Net income of $13,422,862 adjusted for the add back (deduction) of non-cash items such as depreciation of $718,148, the amortization of land use rights of $612,288, stock-based compensation of $23,999, deferred income taxes of $44,900 and a reduction of a reserve for inventory obsolescence of $(18,847), and

•	Changes in operating assets and liabilities consisting primarily of a decrease in inventories of $12,335,862 attributable to the seasonality factors described above,
•	Net cash flow provided by operating activities for the nine months ended September 30, 2009 was primarily attributable to:
•	Net income of $10,842,733, adjusted for the add back of non-cash items such as depreciation of $674,257and the amortization of land use rights of $410,715,
•	A decrease in accounts receivable of $5,111,481,
•	A decrease in inventories of $13,084,336,
•	A decrease in prepaid and other assets of $995,881, and
•	An increase in income taxes payable of $1,243,991.

Net cash flow used in investing activities was $6,043,126 for the nine months ended September 30, 2010 as compared to net cash used in investing activities of $0 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we used cash of $6,043,126 towards the construction of our new manufacturing facility and the purchase of property and equipment for our new production lines. In October 2010, we paid additional cash for amounts due and payable on our new manufacturing facility and for production equipment of approximately $3,700,000 and we will pay the remaining amounts due of $4,000,000 in 2011.

Net cash flow provided by financing activities was $1,853,694 for the nine months ended September 30, 2010 as compared to net cash flow used in financing activities of $10,785,099 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we received operating cash from our restricted cash held in escrow of $1,853,694. During the nine months ended September 30, 2009, we used cash for the repayment of loans of $9,983,145 and the payment of acquisition payables of $851,954 offset by the receipt of $50,000 from the sale of ordinary shares.

We currently generate cash flow from our operating activities which we believe will be sufficient to sustain current level of operations for at least the next twelve months.

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

Pursuant to an Investor Relations Escrow Agreement, amongst us, Grandview Capital, Inc. (“Grandview”), Access America Investments, LLC (“Access America”) and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), we placed a total of $120,000 in an escrow account with our counsel to be used for the payment of investor relation fees.  Additionally, pursuant to a Going Public Escrow Agreement, amongst us, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), we placed a total of $1,000,000 from the Offering proceeds with our counsel to be used for the payment of fees and expenses related to becoming a public company and listing its Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement, Holdback Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to us. At September 30, 2010, we had restricted cash held in escrow of $734,222.

Contractual Obligations

The following tables summarize our contractual obligations as of September 30, 2010 (dollars in thousands), and the effect of these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Construction and equipment (1)	$7,700	7,700	-	-	-
Total Contractual Obligations:	$7,700	$7,700	$-	$-	$-

(1)
Represents the amount of construction costs and the cost of equipment due as of September 30, 2010. We paid approximately $3,700,000 towards this amount in October 2010 and we will pay the remaining amount of $4,000,000 in 2011.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

On August 27, 2010, we filed a Certificate of Incorporation on Change of Name with Registry of Companies of Cayman Islands to change the Company’s name from Emerald Acquisition Corporation to Oriental Dragon Corporation, and our corporate name change became effective on August 27, 2010.

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

ORIENTAL DRAGON CORPORATION

Date: November 15, 2010	By:	/s/ Zhide Jiang
Zhide Jiang
President, Chief Executive Officer
and Chairman of the Board of Directors

Date: November 15, 2010	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer and Principal
Financial and Accounting Officer