Form 10-K
period 2010-12-31
Oriental Dragon Corp
filed 2011-03-31
CIK 1368196

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission file number: 000-52133

ORIENTAL DRAGON CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 48 South Qingshui Road
Laiyang City, Shandong 265200
People’s Republic of China
 (Address of principal executive offices)

+86 (535) 729-6152
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Ordinary Share, Par Value $0.001 Per Share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public trading market for our ordinary shares.

As of March 31, 2011, there are 27,501,171 ordinary shares issued and outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.  BUSINESS.

Oriental Dragon Corporation (“we” or the “Company”) is the producer and supplier of Laiyang Pear juice concentrate. As compared to other pear juice concentrate products made in the People’s Republic of China, which we refer to as China or the PRC, our product holds a special distinction not shared by the others—the reputation of the Laiyang Pear.  This distinction has its roots in a long, historical public perception in China that pears produced in the Laiyang region are a premium product due to their nutritional and medical benefits, including under the tenets of Traditional Chinese Medicine (TCM).

Our products are mainly used as the functional ingredient in many pharmaceutical and health supplement products, representing a combined 89% and 89% of sales for the year ended December 31, 2010 and 2009, respectively.  The State Science and Technology Commission of China has certified that Laiyang Pear contains 46 kinds of nutritional benefits including organic acids, nicotinic acid, heteropolysaccharides, protocatechuic acid, polyphenols, carotene, vitamin B1, vitamin B2, vitamin C and varied minerals such as calcium, phosphorus and iron. Some of the popular applications of our pear concentrate by pharmaceutical and health supplement companies include Laiyang Pear linctus, Laiyang Pear cough lozenge, Laiyang Pear cough syrup, Laiyang Pear soup and Laiyang Pear paste.  Our products are sold primarily in Shandong, Guangdong, Liaoning and Jiangsu provinces via seven key distributors with the requisite transportation and cold-storage logistics ability. We (through our subsidiaries Shandong Longkang Juice Co., Ltd., a PRC limited liability company (“Longkang”) and Shandong MeKeFuBang Food Limited (the “WFOE” or “MeKeFuBang”)) are also the licensee of the “Laiyang Pear” trademark. The Laiyang Pear trademark is owned by an entity affiliated with the Laiyang city government in Shandong province, China.

In addition to the production and sale of Laiyang pear juice concentrate, we produce and supply strawberry juice concentrate and bio animal feed.

Our Corporate History and Structure

We were incorporated with limited liability under the laws of Cayman Islands on March 10, 2006.  We are a holding company and conduct our operations through a contractually-controlled entity in the PRC named Longkang. Longkang was incorporated in Shandong province on November 22, 2004 and is owned by Zhide Jiang, our President, Chief Executive Officer and Chairman of the Board, and four other shareholders. When Longkang was incorporated, it had a registered capital of RMB 10 million and its name was Laiyang Tianfu Fruit Juice Co. (“Laiyang Tianfu Fruit Juice).  In 2000, Shandong Tianfu Group, a state owned entity in China, formed a company named Laiyang Tianfu Guozhi Co. (“Tianfu Guozhi”).  We understand that the purpose of Tianfu Guozhi was to acquire Tianbao Beverage Co., Ltd. (“Tianbao Beverage”).  In 2000, Shandong Tianfu Group ceased negotiations with Tianbao Beverage because the parties had material disagreements regarding the assumption of liabilities and termination of employees. In 2004, Mr. Jiang resigned as legal representative of Shandong Tianfu Group, which he had served since 2000 (Mr. Jiang served as legal representative of Shandong Tianfu Group only on behalf of the government and had no equity ownership interest in Shandong Tianfu Group). Mr. Jiang and four other shareholders then formed Laiyang Tianfu Fruit Juice (now Longkang).  In December 2004, after negotiations Longkang purchased all of the assets and properties and assumed all the liabilities of Tianbao Beverage for RMB 100 million, or $12.5 million in cash. Prior to the acquisition, Longkang did not have any property or business operations. Longkang changed its name to its current name on January 14, 2008.

On May 31, 2006, we completed a private placement offering by selling 177,500 ordinary shares to 355 offshore private investors for $35,500. On July 18, 2006, we sold an additional 54,000 shares to 108 offshore private investors for $10,800. On October 22, 2009, we acquired Merit Times International Limited (“Merit Times”) in a reverse acquisition transaction, which involved a financing transaction and a share exchange transaction which are more fully described below.

We own all of the issued and outstanding capital stock of Merit Times, which in turn owns 100% of the outstanding capital stock of MeKeFuBang. On June 10, 2009, MeKeFuBang entered into a series of contractual agreements with Longkang, and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang and has the right to appoint all executives and senior management and the members of the board of directors of Longkang. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and VIE Option Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang for an annual fee in the amount of Longkang’s yearly net profits after tax. Additionally, Longkang’s shareholders have pledged their rights, titles and equity interest in Longkang as security for MeKeFuBang to collect consulting and services fees provided to Longkang through an Equity Pledge Agreement. In order to further reinforce MeKeFuBang’s rights to control and operate Longkang, Longkang’s shareholders have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang through the VIE Option Agreement. The contractual agreements were subsequently amended on December 20, 2010 to restrict Longkang’s ability to terminate such agreements.

On June 10, 2009, the Chairman of Longkang, Mr. Zhide Jiang, as a PRC citizen, entered into a call option agreement, which we refer to as the Original Option Agreement, with Mr. Chee Fung Tang, a Hong Kong passport holder and the Merit Times shareholders. Under the Original Option Agreement, Mr. Jiang shall serve as CEO, director or other officer of Merit Times for a certain period of time; and in anticipation of Mr. Jiang’s continued contributions to the companies including Merit Times and Longkang, if the companies meet certain thresholds of the revenue conditions, Mr. Jiang shall have the right to be transferred the shares of Merit Times at a nominal price. In addition, the Original Option Agreement also provides that Mr. Tang shall not dispose of any of the shares of Merit Times without Mr. Jiang’s consent.

On August 5, 2009, Mr. Chee Fung Tang, a Hong Kong resident and the sole shareholder of Proud Glory Limited (a British Virgin Islands company, which became the major shareholder of Merit Times after Merit Times recapitalized), entered into a new Incentive Option Agreement, which we refer to as the Proud Glory Option Agreement, with Mr. Jiang. Pursuant to Proud Glory Option Agreement, the Original Option Agreement was terminated on the effective date of Proud Glory Option Agreement. The effective date of Proud Glory Option Agreement is October 22, 2009.

Under the Proud Glory Option Agreement, Mr. Jiang shall serve as managing director or other officer of Merit Times for at least 3 years; and in anticipation of Mr. Jiang’s continued contributions to the group including Merit Times, MeKeFuBang and Longkang, if the group meets certain thresholds of the revenue conditions set forth therein, Mr. Jiang shall have rights and options to be transferred up to 100% shares of Proud Glory Limited at a nominal price within the next three years (the “Option”). In addition, the Proud Glory Option Agreement also provides that Mr. Tang shall not dispose any of the shares of Proud Glory Limited without Mr. Jiang’s consent.

Mr. Chee Fung Tang owns 10,000 shares, which represent 100% of the issued and outstanding shares of Proud Glory Limited (the “Option Shares”). Under the terms of the Proud Glory Option Agreement, the Option shall vest and become exercisable and Mr. Zhide Jiang shall have the right to receive the Option Shares upon exercise of the Option subject to the fulfillment of the following conditions:

•	34% of the Option Shares subject to the Option shall vest and become exercisable on the date of fulfillment of the 2009 revenue of a minimum of ¥6,000,000 RMB (equal to approximately $879,018);

•	33% of the Option Shares subject to the Option shall vest and become exercisable on the date of fulfillment of the 2010 revenue of a minimum of ¥20,000,000 RMB (equal to approximately $2,930,060); and

•	33% of the Option Shares subject to the Option shall vest and become exercisable on the date of fulfillment of the 2011 revenue of a minimum of ¥30,000,000 RMB (equal to approximately $4,395,090).

The Option is exercisable at an exercise price of $0.10 per share for a period of five years from the date of the Option. If Mr. Jiang exercises all his rights to acquire all equity interest of Proud Glory Limited from Mr. Tang, Mr. Jiang will indirectly hold 11,306,666 shares or 41.13% ownership interest of the Company through Proud Glory Limited, assuming the total outstanding shares of our company remains unchanged.

The following chart reflects our organizational structure as of the date of this Form 10-K.

(1) Mr. Zhide Jiang is the Executive Director of Proud Glory Limited, which is our majority shareholder. Pursuant to the Proud Glory Option Agreement between Mr. Zhide Jiang and Mr. Chee Fung Tang, the record owner of Proud Glory Limited, Mr. Zhide Jiang has the right and opportunity to acquire up to 100% equity interest of Proud Glory Limited subject to certain contingencies as set forth therein within three years starting from October 22, 2009. If Mr. Jiang exercises all his rights to acquire all equity interest of Proud Glory Limited from Mr. Tang, Mr. Jiang will indirectly hold 11,306,666 shares or 41.13% ownership interest of the Company through Proud Glory Limited, assuming the total outstanding shares of our company is unchanged.

(2) The “other” shareholders were shareholders of Merit Times who received shares of Oriental Dragon Corp. pursuant to the share exchange agreement.  Each “other” shareholder received their respective shares in Merit Times for a cash contribution $1.00 per share for an aggregate amount of $23,500. All of the “other” shareholders are listed below.

SUI Zhengang, WEI Detao, WU Peng, YU Zhimin, LI Fengjun, FU Wei, AI Yunian, JU Hongying were various business associates of Mr. Jiang in matters unrelated to Longkang.

In addition to their cash contribution, GEP Capital Group, LLC, Grandview Capital, Inc. and Cawston Enterprises Ltd., Li Ping and Ju Hongping received shares in Merit Times as consideration for business advisory or financial advisory services to the Company in connection with the recapitalization.

Contractual Arrangements between MeKeFuBang, Longkang Juice and its stockholders

As described in the section above, our relationships with the Longkang and its stockholders are governed by a series of contractual arrangements between MeKeFuBang, and Longkang, which is our operating company in the PRC. Under PRC laws, Longkang is an independent legal person and is not exposed to liabilities incurred by the other parties.  On June 10, 2010, MeKeFuBang entered into a series of contractual agreements with Longkang and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang and has the right to appoint all executives and senior management and the members of the board of directors of Longkang. The contractual agreements were subsequently amended on December 20, 2010 to restrict Longkang’s ability to terminate such agreements.

Details of these amended and restated contractual arrangements are as follows:

(1) Consulting Services Agreement. Pursuant to the exclusive consulting services agreement between MeKeFuBang and Longkang, MeKeFuBang has the exclusive right to provide to Longkang general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of the Longkang’s products (the “Services”). Under this agreement, MeKeFuBang owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Longkang shall pay a quarterly consulting service fees in Renminbi (“RMB”) to MeKeFuBang that is equal to all of Longkang’s profits for such quarter.  This agreement shall remain in full force and effect for the maximum period of time permitted by law unless being terminated by MeKeFuBang by giving a thirty day prior written notice. In no circumstances, however, Longkang can terminate this agreement during the terms of this agreement.

(2) Operating Agreement. Pursuant to the operating agreement among MeKeFuBang, Longkang and all shareholders of Longkang, MeKeFuBang provides guidance and instructions on Longkang’s daily operations, financial management and employment issues. Longkang shareholders must designate the candidates recommended by MeKeFuBang as their representatives on the boards of directors of Longkang. MeKeFuBang has the right to appoint senior executives of Longkang. In addition, MeKeFuBang agrees to guarantee Longkang’s performance under any agreements or arrangements relating to Longkang’s business arrangements with any third party. Longkang, in return, agrees to pledge their accounts receivable and all of their assets to MeKeFuBang. Moreover, Longkang agrees that without the prior consent of MeKeFuBang, Longkang will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The term of this agreement shall commence from the effective and shall last for the maximum period of time permitted by law unless terminated by MeKeFuBang by giving a thirty day prior written notice. In no circumstances, however, Longkang can terminate this agreement during the terms of this agreement.

(3) Equity Pledge Agreement. Under the equity pledge agreement between Longkang’s shareholders and MeKeFuBang, Longkang’s shareholders pledged all of their equity interests in Longkang to MeKeFuBang to guarantee Longkang’s performance of its obligations under the consulting services agreement. If Longkang or its shareholders breaches their respective contractual obligations, MeKeFuBang, as pledgee, will be entitled to certain rights, including the right to sell the pledged equity interests. Longkang’s shareholders also agreed that upon occurrence of any event of default, MeKeFuBang shall be granted an exclusive, irrevocable power of attorney to take actions in the place and stead of the Longkang’s shareholders to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that MeKeFuBang may deem necessary or advisable to accomplish the purposes of the equity pledge agreement. Longkang’s shareholders agreed not to dispose of the pledged equity interests or take any actions that would prejudice MeKeFuBang’s interest. The equity pledge agreement will expire two (2) years after Longkang’s obligations under the consulting services agreements have been fulfilled.  The equity pledge under such agreement was registered with the Laiyang Administration of Industry and Commerce on June 17, 2009 and has been effective under the PRC laws.

(4) VIE Option Agreement. Under the option agreement between Longkang’s shareholders and MeKeFuBang, Longkang’s shareholders irrevocably granted MeKeFuBang or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Longkang for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. MeKeFuBang or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement shall last for the maximum period of time permitted by law unless terminated by MeKeFuBang by giving a thirty day prior written notice. In no circumstances, however, the Longkang shareholders can terminate this agreement during the terms of this agreement. As disclosed in the Risk Factors section on page 15, the acquisition of equity interests in Longkang by us may be deemed as direct or indirect acquisition of a PRC domestic company by an offshore company controlled by a PRC natural person, therefore the approval of PRC Ministry of Commerce is required during the period when Mr. Zhide Jiang has substantial interest in our company.  To date, Mr. Zhide Jiang has not obtained relevant approval or registration from the PRC government.

(5) Proxy Agreement. Pursuant to the proxy agreement between the Longkang’s shareholders and MeKeFuBang, the Longkang shareholders agreed to irrevocably grant a person to be designated by MeKeFuBang with the right to exercise the Longkang shareholders’ voting rights and their other rights, including the attendance at and the voting of Longkang’s shareholders’ shares at shareholders’ meetings (or by written consent in lieu of such meetings) in accordance with applicable laws and its articles of association, including but not limited to the rights to sell or transfer all or any of his equity interests of Longkang, and appoint and vote for the directors and chairman as the authorized representative of the shareholders of Longkang. The proxy agreement shall remain in full force and effect for the maximum period of time permitted by law unless terminated by MeKeFuBang by giving a thirty day prior written notice. In no circumstances, however, the Longkang shareholders can terminate this agreement during the terms of this agreement.

On August 8, 2006, the MOFCOM, joined by the China Securities Regulatory Commission (“CSRC”), the State Administration of Foreign Exchange (“SAFE”) as well as other government agencies, released a Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “M&A Regulation”), which took effect on September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions.  According to the new M&A Regulation, a related-party acquisition in which an offshore company owned or controlled by a PRC resident acquires a domestic company controlled by the same PRC resident shall be subject to the approval of MOFCOM.

Among other things, the M&A Regulation also included new provisions to require that the overseas listing of an offshore company which is directly or indirectly controlled by a PRC resident for the purpose of overseas listing of such PRC resident’s interests in a domestic company, known as a “special purpose company”, must obtain the approval of CSRC prior to the listing.

The option granted to Mr. Jiang under the Proud Glory Option Agreement works to cut off the link of related-party acquisition and prevent the application of the new M&A Regulation to our situation, since Proud Glory Limited is 100% owned by a non-PRC natural person while Mr. Jiang, as a PRC resident, does not own any equity in the off-shore company.  Further, our current VIE structure avoids the acquisition transaction which is directly the target under scrutiny of the M&A Regulation, including the requirement of CSRC approval.  Thus, we believe that, in its current practice, the M&A Regulation does not apply to our situation.

However, the application of this M&A Regulation remains uncertain since neither MOFCOM nor CSRC has approved any Chinese company’s foreign listing. There is no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the MOFCOM or CSRC approval requirements. If the MOFCOM, CSRC or other PRC regulatory body subsequently determines that the new M&A Regulation applies to our situation and CSRC’s approval was required for our public offering, we may face sanctions by the MOFCOM, CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our public offering into the PRC, or take other administrative actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

Currently, there have been no findings by the PRC authorities that we or our shareholders have violated applicable laws or regulations with respect to this agreement, our organizational structure and other related agreements.  However, the exercise of the option by Mr. Jiang under the Proud Glory Option Agreement will subject him to the registration requirement by SAFE, and there can be no assurance that such approval will be granted, as disclosed in the risk factor.

Acquisition of Merit Times and Related Financing

On October 22, 2009, we acquired Merit Times in a reverse acquisition transaction, which involved a financing transaction and a share exchange transaction. In accordance with a Share Exchange Agreement dated October 22, 2009, which we refer to as the Exchange Agreement, by and among us, Merit Times, and the shareholders of Merit Times (the “Merit Times Shareholders”), we acquired 100% of the issued and outstanding shares of Merit Times in exchange for 21,333,332 shares or 97.77% of our ordinary shares issued and outstanding after the closing of the share exchange transaction, thereby making Merit Times our wholly owned subsidiary. Pursuant to the terms of the Exchange Agreement, Access America Fund, LP (“Access America”), the principal shareholder of the Company, cancelled a total of 794,000 ordinary shares of the Company. Further, the prior officers and directors of the Company resigned and Mr. Zhide Jiang was appointed as the President, Chief Executive Officer and Chairman of the Board of Directors of the Company.

In the related financing transaction, on October 22, 2009, and November 2, 2009, we completed a private placement of investment units (the “Units”) for a total of $17,011,014, each Unit consisting of fifty thousand (50,000) ordinary shares and five-year warrants to purchase twenty five thousand (25,000) ordinary shares of the Company, at an exercise price of $6.00 per share (the “Investor Warrants”). In the aggregate, we issued 5,670,339 ordinary shares and Investor Warrants to purchase a total of 2,835,177 ordinary shares in this financing. Grandview Capital, Inc. (“Grandview”), the lead placement agent, and Rodman & Renshaw, LLC (“Rodman”), the co-placement agent, were our placement agents (the “Placement Agents”) in connection with the financing transaction. For the placement agent services, we paid a cash commission equal to 7% of the aggregate gross proceeds of the Units sold and issued five-year warrants to purchase 567,035 ordinary shares (“Agent Warrants”, together with the “Investor Warrants,” collectively refer to as the “Warrants”), which equal 10% of the number of ordinary shares sold in the above financing transaction, exercisable at any time at a price equal to $6.00 per share.

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

Notwithstanding the above, Mr. Zhide Jiang is the beneficial owner of the shares held by Proud Glory Limited. As described above under the corporate structure, on August 5, 2009, Mr. Zhide Jiang entered into the Proud Glory Option Agreement with Mr. Chee Fung Tang, the record stockholder of Proud Glory Limited, pursuant to which Mr. Zhide Jiang shall have rights and options to acquire up to 100% shares of Proud Glory Limited at nominal price within the next three years if he continues serving as chief executives of our affiliated companies for no less than three year period of time and if such companies meet certain thresholds of the revenue conditions. As a result, if we fail to meet the minimum net income threshold under the “make good” arrangement, Mr. Zhide Jiang’s equity interest in Proud Glory Limited will be disbursed to the private placement investors.

Additionally, our majority shareholder, Proud Glory Limited, of which Mr. Zhide Jiang is the managing director (the “Lock-Up Shareholder”), entered into a Lock-Up Agreement with us whereby the Lock-Up Shareholder agreed it will not, offer, pledge, sell or otherwise dispose of any ordinary shares or any securities convertible into or exercisable or exchangeable for ordinary shares during the period beginning on and including the date of the final closing of the aforementioned financing transaction for a period of eighteen (18) months.

Business Overview

Primarily, we are a producer and supplier of Laiyang Pear juice concentrate. As compared to other pear juice concentrate products made in China, our product holds a special distinction not shared by the others—the reputation of the Laiyang Pear.  This distinction has its roots in a long, historical public perception in China that pears produced in the Laiyang region are a premium product due to their exceptional taste and deemed nutritional and medical benefits, including under the tenets of Traditional Chinese Medicine (TCM).

Our Laiyang Pear juice products are mainly used as the functional ingredient in many pharmaceutical and health supplement products, representing a combined 89% and 89% of sales for the year ended December 31, 2010 and 2009, respectively. The State Science and Technology Commission of China has certified that Laiyang Pear contains 46 kinds of nutritional benefits including organic acids, nicotinic acid, heteropolysaccharides, protocatechuic acid, polyphenols, carotene, vitamin B1, vitamin B2, vitamin C and varied minerals such as calcium, phosphorus and iron. Our products are sold primarily in Shandong, Guangdong, Liaoning and Jiangsu provinces via seven key distributors with the requisite transportation and cold-storage logistics ability. We (through our subsidiaries Longkang and MeKeFuBang) are also the licensee of the “Laiyang Pear” trademark, owned by an entity affiliated with the Laiyang city government in Shandong province, China.

On a limited basis, we also produce and supply strawberry juice concentrate and since October 2010, we began to produce and supply bio animal feed.

We generate revenues mostly from the sale of Laiyang Pear juice concentrate. In 2010, we also generated revenues from the sale of strawberry juice concentrate and from the sale of our bio animal feed product. Our revenue for the year ended December 31, 2010 were $105.5 million, representing an increase of 27.7% from the year ended December 31, 2009 with revenues of $82.6 million. Our net income for the year ended December 31, 2010 was $25.2 million, representing an increase of 67.4% compared with our net income of $15.1 million for the year ended December 31, 2009.

On May 6, 2010, our Board of Directors approved the change of Emerald Acquisition Corporation’s name to Oriental Dragon Corporation to better reflect our current business, and the filing of an amendment to the Articles of Association of the Company to reduce the required quorum to one-third of the shares entitled to vote for future shareholder meetings. A special shareholder meeting was held on June 7, 2010 and both actions were approved. The name change was filed with the Registrar of Companies of the Cayman Islands and became effective on August 27, 2010.

Industry Overview

The market demand for Laiyang Pear juice concentrate to be used in pharmaceutical and health supplement industries is continuing to grow. In early 2010, the Forecasting and Analysis Report of the Market and Investment Opportunities of China Fruit Juice Industry, issued by China Economy Research Associates (the “CERA” report), provided that during recent years, in China, people’s immune system functions have been substantially affected adversely and respiratory disease incidence has been increasing year by year as a result of increasing pollution and continuous deterioration of the global living environment. According the statistics published by the Ministry of Health of the PRC (“MOH”), nearly 300 million people infected respiratory diseases each year, among which over 50 million people are cough patients. According to China National Center of Health Statistics, for every 10 Chinese children one child has the cough illness and the elderly people are more prone to seasonal cough in winters. A stubborn cough could easily lead to high blood pressure, cerebral hypoxia, pulmonary heart disease and other complications. Thus cough products have a large consumer population and a broad market prospect.

Our concentrate is used in the manufacture of various kinds of products, including Laiyang Pear cough syrup, Laiyang Pear concentrated decoction and Laiyang Pear cough granule products.  According to the CERA report, current alternatives using Laiyang Pear juice concentrate include herbal mixes and some western medicines, such as Codeine, which are addictive and have adverse side effects to health. The herbal mixes deployed as alternatives usually are comprised of lotus leaves, semen sterculiae lychnophorae, honeysuckle and lily, which cost 2-3 times as Laiyang Pear juice concentrate and can be purchased from open market or herbal wholesalers.  The Industry Analysis Report was published by Beijing Zongheng Economy Research Institute, a private organization specializing in providing market and industrial research services to government, international organizations, colleges and universities, scientific academies and institutes and mid-to-large sized enterprises.

Additionally, according to a report on China’s fruit processing industry issued by Beijing Business & Intelligence Consulting Co. Ltd. (“BBIC,” and such report is hereinafter referred to as the “BBIC Report”), an independent market research firm, China’s fruit processing industry has grown significantly in the past several years. The total output of fruit processed products in China grew from $16.8 billion in 2005 to $35.8 billion in 2009, representing a compound annual growth rate (“CAGR”) of 20.8%. The sales of fruit processed products in China grew from $16.0 billion in 2005 to $32.9 billion in 2009, representing a CAGR of 19.7%.

BBIC projected that the total sales and net income of fruit processed products in China will reach $37.2 billion and $2.5 billion in 2010, or a growth of 42.52% and 66.67%, respectively, during the four-year period from 2007 to 2010.  The table below sets forth the sales and net income of fruit processing industry in China from 2005 to 2010 and projected sales and net income of fruit processing industry in China from 2008 to 2010.

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

Products

We currently produce two types of fruit juice concentrate: Laiyang Pear and strawberry, with Laiyang Pear juice concentrate accounting for 98.4% 91.1% of overall sales volume and 88.8% and 88.9% of total revenue for 2010 and 2009, respectively. Prior to 2010, we also produced apple juice concentrate. We are the only producer of Laiyang Pear juice concentrate, which is known for its exceptional taste, nutritional and medical benefits; and applications in health supplement and pharmaceutical products and is mainly used in pharmaceutical and health supplement industries. Laiyang Pears enjoy a reputation in China rooted in long history for their exceptional taste and deemed nutritional benefits, including under the tenets of TCM. Laiyang Pears have been described in publications going back as long as the Compendium of Materia Medica, the first comprehensive pharmacopoeia of China, written 400 years ago. Due to the climate and environmental benefits in Laiyang city, the Laiyang Pear only grows in Laiyang City, Shandong Province, and has been doing so for over 1,600 years. The annual sales volume of fruit juice concentrate for fiscal year 2009 is 35,891 metric tons (“MT”) in China. We currently have three production lines for Laiyang Pear juice concentrate and puree with a combined production capacity of 48,000 MT, with a utilization rate of 95% during peak seasons and 70% on an annual average. The production season of Laiyang Pear juice concentrate is from September to next February each year.

In November 2009, Longkang submitted its proprietary technologies for developing Laiyang Pear juice concentrate to relevant authorities for the official certification: Scientific and Technological Achievement Certificate (STAC) — Technology Research and Applications of Laiyang Pear Juice Concentrate’s Effective Health and Medical Functions. As analyzed, judged and unanimously approved by appraisal authorities and the national experts in China’s juice processing industry, it was found that Laiyang Pear contains 46 kinds of nutritional benefits including organic acids, vitamin B1, B2, vitamin C, nicotinic acid, protocatechuic acid, polyphenols, a wide variety of polysaccharides, polyphenols, carotene, and minerals such as calcium, phosphorus and iron. The Laiyang Pear’s features include both a low sodium and high potassium content.

The two STAC reports are approved by China authorized agencies. Such STAC reports are prepared by parties that have no relationships with us and are approved by governmental agencies of China. This is a mandatory certification process.

Additionally, we have one production line that produces bio animal feed with a production capacity of 52,000 MT. We began selling bio animal feed in the fourth quarter of 2010, which is a byproduct of pear juice concentrate. For the year ended December 31, 2010, revenues from the sale of bio animal feed amounted to $5.4 million representing 5.1% of our net revenues.

Current product portfolio

Laiyang Pear and other juice concentrate

Laiyang Pear juice concentrate is the most significant source of our revenue. During the fiscal year of 2010 and 2009, Laiyang Pear juice concentrate represented 88.8% and 88.9% of our net revenues and 98.4% and 91.1% of juice concentrate revenue volume, respectively. In comparison, apple juice concentrate contributed 0.0% and 8.2% of revenue in fiscal year 2010 and 2009, while strawberry juice concentrate contributed 6.1% and 2.9% of revenues, respectively.

Currently, strawberry juice concentrate is primarily produced during the off-season for Laiyang Pear production. Prior to 2010, we also produced apple juice concentrate during the off-season for Laiyang pear juice concentrate. We did not produce any apple juice concentrate during 2010 and do not plan on producing it in the future.

Laiyang Pear juice concentrate uses Laiyang Pear as its main raw material. We have imported equipment from United States and Europe to produce Laiyang Pear juice concentrate. The product maintains Laiyang Pear’s nutritional and medical benefits. Our products are mainly sold to health supplement, pharmaceutical and Chinese medicine, food and food/beverage industries. In 2009, the percentages of our products sold to such industries are 54%, 35%, 7% and 4%, respectively. In 2010, the percentages of our products sold to such industries are 56%, 34%, 8% and 2%, respectively. Due to the climate and environmental benefits in Laiyang city, the Laiyang Pear only grows in Laiyang City, Shandong Province in China and has been doing so for over 1600 years.

Laiyang Pear contains 46 kinds of nutritional benefits including, organic acids, vitamin B1, B2, vitamin C, nicotinic acid, protocatechuic acid, polyphenols, a wide variety of polysaccharides, polyphenols, carotene, and minerals such as calcium, phosphorus and iron. The fruit is both low in sodium and high in potassium.

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

Bio Animal Feed

During 2010, we completed the construction of one production line that produces bio animal feed with a production capacity of 52,000 MT. We began selling bio animal feed in the fourth quarter of 2010. For the year ended December 31, 2010, revenues from the sale of bio animal feed amounted to $5.4 million representing 5.1% of our net revenues.

We began receiving increased interest for high-quality bio feed after the 2008 scandals with tainted milk products in China. The major customers in bio animal feed are livestock and poultry companies. In connection with the production of our bio animal feed product, minimal additional raw materials will be required for us as we can use the residue from our juice concentrate processing. There is a total of 500,000 MT of fruit and vegetable waste in the Laiyang area.

Through our research with China Agriculture University, Laiyang Pear waste, as the main raw material for bio animal feed described above, consists of Laiyang Pear pulp, Laiyang Pear seeds, and Laiyang Pear stalks, which account for 96.2%, 3.1% and 0.7%, respectively. They contain various nutritional compositions such as crude protein, crude fiber, crude fat, non-nitrogen extract, calcium, digestible energy, metabolizable energy, phosphorus, potassium, iron, manganese, sulfur and many other mineral substances and trace elements, of which the iron content in Laiyang Pear wastes is 4.9 times that of corn; lysine, methionine and arginine content is 1.7 times, 1.2 times and 2.75 times that of corn; vitamin B2 is 3.5 times that of corn, and more than 15% total sugar in nitrogen-free extract. Other fruit and vegetable wastes, which are rich in sugar, vitamin C and starch, can also be used as raw materials for bio feed. However, such other raw materials are required to be fresh, clean and free of debris or sediment.

We use fermenter, inoculated cans, vacuum pumps, fermentation tanks, stainless steel pumps, ozone machines, laboratories, and laboratory equipment to produce bio animal feed in accordance with the quality standard “China Feedstuff Sanitation Standard” and “Chinese Feedstuff Quality Control New Technology Standard.” The shelf life of the bio animal feed product is 12 months.

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

Modern medical experts worldwide have proved through scientific research efforts that amino acids, vitamins, microelements and oligose are all indispensable nutrients for all animal lives, i.e., protein. Protein is the foundation of life and amino acids can maintain normal operation of physiological function, antibody and metabolism of animals. A shortage of protein will result in deteriorating physique, slower development, weakened immunity, anemia and hypodynamia, up to edema or fatal threat to life. Vitamins play an important regulatory role in substance metabolism and help improve the metabolism; microelements can regulate the homeostasis of animals, benefit metabolism of blood fat and prevent arteriosclerosis. Oligose is a natural immunopotentiator, whose active constituents are B-1.3/1.6 glycogen-accumulating organisms and mannitose and helpful to reproductive assimilation of beneficial bacterium in animal bodies.

Therefore, we believe that the bio animal feed we produce has higher protein content and nutrient content than other average feeds. As such, long-term use of bio animal feed will improve dairy cattle’s immune system and disease resistance.

In connection with the technology used to produce bio animal feed, we are under application of a patent with the State Intellectual Property Office of P.R. China to protect our technology. The application number is 200910015442.2. Such technology and production method is owned by Zhide Jiang, the Chief Executive Officer of Longkang. The patent application has not been approved yet. The application was accepted by the State Intellectual Property Office authority on May 25, 2009.  The approval process can take as long as two years.  Mr. Jiang has agreed to transfer such patent application to Longkang for free.

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

Expanding Product Mix

We intend to maintain our leadership in the production of Laiyang Pear juice concentrate, and at the same time, diversify into other agricultural products to mitigate risk. Specifically, we intend to increase our investment in high margin products. For example, on average, berry concentrates’ gross margin is approximately 40%. As a result, we plan to expand our juice concentrate products to include fruits such as blueberries, raspberries, blackberries, apricots and yellow peaches. Recently, we added one new production line for Laiyang Pear juice concentrate and fruit puree, and one new production line for bio animal feed. The production line for Laiyang Pear juice concentrate and fruit puree was imported from Italy in June 2010. The production line for bio animal feed was purchased from a Chinese manufacturer in June 2010. Both production lines were installed, tested and adjusted in September 2010 and became fully operational in October 2010. We started to distribute the Laiyang Pear juice concentrate and bio animal feed products, by using the new production lines in October 2010 and November 2010, respectively.

We intend to enter into new markets as follows:

Puree Products: Puree consumption is growing 10% per annum in China. In addition, about half of all fruit puree consumed in Japan is imported from China. The major customers in puree products are fruit distributors and baked goods companies. The gross margin for pear puree, apple puree and strawberry puree are 30%, 25% and 40% respectively.

Production

Production facility

Our primary production facilities are located in Laiyang city, Shandong province in the PRC. We currently have three production lines for Laiyang Pear juice concentrate and puree with a combined production capacity of 48,000 MT, one production line for bio feed with a production capacity of 52,000 MT, have cold storage facilities, and occupy approximately 5,772 acres of plantation fields. The three Laiyang Pear juice concentrate and fruit puree production lines include one APV UK production line with a capacity of 20 MT per hour, one SIG Italy production line with a capacity of 60 MT per hour and one Catelli Italy production line with a capacity of 30 MT per hour. The supporting facilities of plate heat exchanger and tubular sterilization machine are from Shanghai Beverage Machinery Factory with capacity of 20 MT per hour, and we are also equipped with a vertical filter from Nanjing Gaoyou filter factory.

Production process & technology

When we produce fruit juice concentrate, we usually crush and beat fresh fruits into mashes, and press fruit mashes until fruit juice comes out. We then mix raw fruit juice with proper amount of compound enzyme to remove pectin and starch. Finally, we filter concentrated fruit juice in concentrators to achieve the target content of soluble solids, acidity and other quality standards. We have recently adopted a number of new technologies for our production processes. One example is that we have been introducing a secondary precipitation process which gives us 10% more juice concentrate from the same input by separating various sediment substances from the crude juice.  After the undesirable sediments are removed, a clarified crude juice of increased quality and shelf-life is obtained and turned into juice concentrate. We estimate that this will reduce costs in the amount of approximately 416 RMB per ton, or approximately $60 per ton. In addition, we have developed technology that reduces browning of the produce and that helps to maintain Laiyang Pear’s nutritional and medical benefits by storing the concentrate at a low temperature.

Quality Control

We place primary importance on the quality of our products.  Our production facility has ISO 9001 and HACCP series qualifications. We have established a quality control and food safety management system for the purchase of raw materials, fruit processing, packaging, storage and distribution.  We have also adopted internal quality standards that we believe are stricter than the standards mandated by the PRC government.

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

High quality raw materials are crucial to the production of quality fruit products. Therefore, we rigorously examine and test fresh fruits arriving at our plant. Any fruits that fail to meet our quality standard are rejected. We perform routine product inspections and sample testing at our production facility and adhere to strict hygiene standards. All of our products undergo inspection at each stage of the production process, as well as post production inspections and final checking before distribution for sales. Products in storage or in the course of distribution are also subject to regular quality testing.

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

We are a party to two kinds of cooperative agreements: (i) a five year cooperative agreement with local farmers pursuant to which Longkang sends technical managers to these local farmers for technical guidance and follow-up service during the production process and (ii) a five year cooperative agreement with local farmers pursuant to which Longkang subcontracts the orchards to these farmers for 1,200 RMB per mu (equal to approximately $1,055 per acre) each year. With respect to the first type of cooperative agreement, Longkang shall purchase all the qualified Laiyang Pear from contract farmers at the higher of (a) the minimum guarantee price of 750 RMB per ton (equal to approximately $110 per ton) or (b) the market price. If Longkang and the contract farmers have cooperated for more than 5 years, the unit price of the qualified raw fruits will increase approximately $34 per ton. In connection with the minimum guaranteed price paid to farmer at the time of the purchase, we do not have any other price guarantees to adjust the price of previously purchased pears. In addition, the Laiyang government exempted agriculture and forestry specialty tax on us of 260 RMB per mu (equal to approximately $228 per acre). This is conditioned on that we shall implement our development plan, as describe below, to develop an additional 3,295 acres of Laiyang Pear plantation per year. By doing so, we will actively help to increase the income of local farmers and boost the development of the Laiyang Pear industry.

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

The Laiyang Pear has a history of nearly 1,600 years of known production. The oldest Laiyang Pear tree still producing the pears is more than 400 years old. The fields for growing Laiyang Pear total approximately 82,372 acres, and result in total production of approximately 1.5 million tons of Laiyang Pear. We have the exclusive use of a pear plantation of 5,772 acres with an additional 3,295 acres to be developed each year pursuant to cooperative agreements with contract farmers. Longkang currently uses approximately 350,000 tons of Laiyang Pear, which is approximately 23% of the total Laiyang Pear production. In addition, in 2009, the China Agriculture Ministry decided to develop 164,745 acres of Laiyang Pear plantations which will be managed by the Laiyang city government. Laiyang city government will implement such order by developing 16,475 acres of Laiyang Pear plantation each year, among which Longkang will develop our own plantation amounting to 3,295 acres each year, so as to ensure enough raw materials to increase capacity. Thus, we plan to develop 3,295 acres of Laiyang Pear plantation per year. We are therefore confident that there will be enough raw materials to meet the increased capacity for our company following the expansion.

Other main suppliers are Qixia Fangyuan Co., Ltd., Laiyang Dali Co., Ltd., Yingwei Yu, Zuwei Jiang, and Lijun Wang.

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

There are 40 skilled food specialists employed by us who guarantee the product quality.  These food specialists also assist us with new product development. We also work with outside institutions to get their support. For instance, in 2005, through the efforts of the experts from South Korea, Italy and the Chinese Research Institute of Fruit, as well as our food specialists, issues such as the difficulty of storing the Laiyang Pear; the fact that the Laiyang Pear easily turns brown and that Laiyang Pears were difficult to transport were all resolved, making for a successful production of Laiyang Pear juice concentrate.

We continue to work with third party institutions and research institutes for technical support and cooperation. We have established long-term relationships with the China Agricultural University, Laiyang Agricultural College, Shandong Institute of Light Industry and China Research Institute of Fruit, so that we can timely update and achieve better understanding in technology, information and human resource for the China and international markets.

We also invested in advanced laboratory equipment, including chromatography, precision scales, spectrophotometer, high-speed centrifuges, small tube sterilization machine, membrane filter and relevant equipment of fruit juice production testing, as well as the sterile laboratories that can be used for precise analysis in comprehensive study.

Below are the summaries of our current research projects:

We cooperate with Laiyang Agricultural College commencing from January 2005 to work on a research project regarding Laiyang Pear juice concentrate decolorization to develop natural honey. The project was completed in December 2009 and the total cost of the project was $1,025,055.

In 2006, we entered into an agreement with China Agriculture College called the Project of High Tech Bio Feed Stuff from Fruit and Vegetable Waste. The research being conducted pursuant to this agreement began in January 2006 and was completed in December 2009. The project cost $879,000. Under the terms of this agreement, anything produced in connection with this research project will belong to us.

In connection with the technology used to produce bio animal feed, we have applied for a patent with the State Intellectual Property Office of the PRC. The application number is 200910015442.2. Such technology and production method is owned by Zhide Jiang, the Chief Executive Officer of Longkang. Mr. Jiang has agreed to grant the right to use such technology to Longkang for free.

In addition, beginning in January 2005, we cooperated with Fruit Research Institute of China to work on a research project regarding abstract preservatives and oil from seeds and waste from after juice concentrate production for use in cosmetic skin care products and natural preservatives. The project was completed in December 2009 and the total cost of the project was $585,745.

Commencing in January 2005 and ending in December 2009, together with Fruit Research Institute of China, we also worked on a research project regarding secondary precipitation to increase production of Laiyang Pear juice concentrate. The total cost of the project was $585,745.

On March 1, 2010, we entered into a cooperative research and development contract with the Preclinical Medicine Research Laboratory of Shandong Medicine Academy to study the effects of Laiyang Pear juice concentrate. This project is expected to be completed by early 2012 and the total cost of the project is expected to be approximately $732,500. Through December 31, 2010, we spent approximately $147,500 on this project.

Marketing, Sales & Distribution

Currently, our products are only sold in the PRC, and we mainly utilize distributors for the sale of our products. We have a total of eight customers of which seven are distributors. Our distributors and customers pick up the products from our factory directly using refrigerated trucks.

We started direct sales in January 2010. Currently we only have one direct customer as end user of our products. We plan to sell more of our products through direct sales to pharmaceuticals and health supplement manufacturers in 2011. In our direct marketing efforts, we have collected information lists about potential end users who are mainly in the pharmaceutical or healthcare industry. We have contacted these potential end users to introduce our products, and send free samples upon request. Once we negotiate purchase terms and execute a contract with the customer, our factories will begin producing the product to the customer specifications. We intend to visit our major customers periodically to make sure that they are satisfied with our products and services.

Customer Concentration

The Company’s customers are in the health supplement, pharmaceutical, fruit juice, and other food product industries in Shandong, Guangdong, Liaoning and Jiangsu provinces in the PRC. Below is a chart indicates the geographic distribution in 2010 and 2009:

Currently, we have ten customers. Our customers had sales for the fiscal years ended December 31, 2010 and December 31, 2009  as follows:

Customers	Year ended December 31, 2010(US)	Year ended December 31, 2009(US)	Applied Market
Shandong Zhanhua Haohua Fruit Juice Co., Ltd.	$12,576,065	$10,887,161	This customer uses juice concentrate as an ingredient in their own beverage products and also sells to pharmaceutical and health supplement producers.
Qingdao Dongxu Xinshen Trading Co.	16,330,722	14,121,668	This customer sells juice concentrate to pharmaceutical and health supplement manufacturers and juice beverage suppliers.
Yantai Jinyuan Food Co., Ltd.	13,235,970	11,504,347	This customer sells juice concentrate to pharmaceutical and health supplement manufacturers and also uses juice concentrate in the food industry.
Xintai Hengxin Trading Co.	13,380,663	11,775,909	This customer sells juice concentrate to pharmaceutical and health supplement manufacturers, and to bakery, candy, fruit juice and other producers.
Guangzhou Huaqing Trading Co., Ltd.	12,934,415	10,584,740	This customer sells juice concentrate to pharmaceutical and health supplement manufacturers and to food additive, fruit juice and export companies.
Dandong Jinwang Trading Limited	12,555,781	10,757,553	This customer distributes juice concentrate to pharmaceutical and health supplement manufacturers and to beverage and food producers.
Dongtai Hongda Company	14,358,350	12,928,518	This customer distributes juice concentrate to pharmaceutical and health supplement manufacturers and to beverage and food producers.
Shandong Changli Pharmaceutical Co., Ltd.	4,895,199	0	This customer uses our product to produce cough syrup.
Laiyang Liuhe Animal Feed Co., Ltd.	2,566,616	0	This customer purchased our bio animal feed.
Qingdao Nestle Co., Ltd.	2,693,614	0	This customer purchased our bio animal feed.

According to our development strategies, in 2009 we revised our sales policies to emphasize and enhance sales strength to the customers in the pharmaceutical and health supplement industries, so as to increase the revenue proportion of  the customers that produce end-products in pharmaceutical and health supplement industries versus those in the food and beverage industries.  For the year ended December 31, 2010, our revenue percentage in the pharmaceutical and health supplement industries has increased to 89%.

Due to the higher profit margin as well as the pricing power of our products being sold to pharmaceutical and health supplement industries, on the one hand, and the limitation of our production capacity, on the other hand, we negotiated with our customers to accept the adjusted supply proportion for different industries. As a result, for the year ended December 31, 2010, our sales to Shandong Zhanhua Haohua Fruit Juice Co., Ltd., Qingdao Dongxu Xinshen Trading Co., Yantai Jinyuan Food Co., Ltd., Xintai Hengxin Trading Co., Guangzhou Huaqing Trading Co., Ltd. and Dandong Jinwang Trading Limited increased by 13.4%, 13.5%, 13%, 12%, 18.2%, 14.3% and 10%, respectively, compared to the year ended December 31, 2009.

Overall, in 2009, 54% of our products are sold to health supplement companies, 35% to Chinese medicine companies, 7% to fruit juice producers and 4% to food producers. In 2010, the percentages of our products sold to such industries are 56%, 34%, 8% and 2%, respectively.

Pursuant to our sales contracts with the above customers, in 2009 and 2010, our Laiyang Pear juice concentrate was sold at approximately $2,262 to $2,458 per metric ton and primarily, we receive a payment when the products are delivered to the customers. As a sales incentive, we also entered into supplemental agreements with certain customers pursuant to which we provided them with a 1% sales revenue rebate if our customers placed their orders in first quarter of 2009 and paid us within three months after the sales were made. We did not offer any sales rebates in 2010 and do not plan on offering such rebates in the future.

Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

•
Increase production capacity to meet market demands.    Our existing production lines have been running close to full capacity while the market demand for our existing products has increased.  We have an abundant supply of source fruits to support the expansion of our business. In September 2010, we added one new production line for the production of Laiyang Pear juice concentrate, one new production line for the production of bio animal feed (leftover material from production of concentrate that may be re-processed into low-cost, nutritious animal food). In the near future, we plan on adding two additional production lines: one for the production of Laiyang Pear juice concentrate and one for the production of bio animal feed.

•
Further develop exclusively operated orchards to secure raw material supply. We believe that a secure supply of principal raw materials is crucial to our future success. Hence, we intend to further strengthen our existing cooperative relationship with existing local farmers and contract growers. In addition, we have exclusive land leases from the Laiyang city government and have started growing our own orchards, to maintain the quality of the Laiyang Pear and to reduce raw material costs.

•
Further expand our distribution network to increase the prevalence of our products nationwide.   Our current sales depend heavily on our regional distributors and their network. We are undertaking direct sales for customers with annual assumption of 500 metric tons or above of our products.  To support our rapid sales growth, we plan to expand our distribution network by adding new distributors in the next few years. In addition, we also plan to expand our customer base by developing new relationships with end users in markets we have not yet penetrated.

•
Enhance the integrated utilization of production resources. In September 2010, we substantially completed two new production lines: one for juice concentrate and puree and one for bio animal feed. We have started the production of test and sample batches of bio animal feed in September 2010 and began to distribute such products to the market in November 2010.  Bio animal feed utilizes proprietary cutting-edge fermentation technology and the waste residues from Laiyang Pear juice concentrate production to produce low-cost, nutritious animal food, which not only resolves issues of pollution from waste of the production process, but also increases our revenues.

•
Enhance market awareness and establish brand equity.  We believe that as we continue our expansion efforts we will be able to increase brand awareness among consumers and among the pharmaceutical and medical community. In addition, as Laiyang Pear has been registered as a trademark by the Laiyang government and we have been authorized as the exclusive producer of Laiyang Pear juice concentrate in the Laiyang City until January 2039, we plan to work with pharmaceutical and health supplement customers to present the “Laiyang Pear” trademark on their products. We will also consider developing and promoting our own brand name through focused R&D programs, cooperation with health-supplement and pharmaceutical manufacturers.

Competition

As compared to other pear juice concentrate products made in China, our product holds a special distinction not shared by the others—the reputation of the Laiyang Pear.  This distinction has its roots in a long, historical public perception in China that pears produced in the Laiyang region are a premium product due to their exceptional taste and deemed nutritional and medical benefits, including under the tenets of Traditional Chinese Medicine (TCM).  Our main product is Laiyang Pear juice concentrate and we face little direct competition due to the following reasons: (i) the fact that we are currently the only producer of Laiyang Pear juice concentrate ; (ii) Laiyang Pear only grows on both sides of Five Dragon River in Laiyang city due to unique climate and environmental factors; (iii) the Laiyang Pear trademark is a registered trademark of an entity affiliated with the Laiyang city government, and we (through our subsidiaries Longkang and MeKeFuBang) have been granted a license to use this trademark through 2038. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate for a period of 30 years; and (iv) no other producer can use the trademark or enter into the Laiyang Pear juice concentrate business until the exclusive rights held by the Company have expired. The “Laiyang Pear” trademark was registered with the Trademark Office of the State Administration of Industry and Commerce of the PRC on October 28, 1998 (Registration No.#1219975. Registrant: Laiyang Fruit Cultivation Technology and Instructing Station) and was approved as Famous Geographical Mark Product on September 23, 2009. Additionally, we are authorized under a trademark license agreement with the trademark owner to use the “Laiyang Pear” trademark. The risks associated with the Laiyang Pear trademark and our status as the sole producer of Laiyang Pear juice concentrate are disclosed under the risk factor section “[I]f our land use rights or license of intellectual property is revoked, we would have no operational capabilities or ability to conduct our business.”

While there are no other producers of Laiyang Pear juice concentrate permitted to manufacture Laiyang Pear juice concentrate within the territory of Laiyang city, there are, however, third parties are able to produce Laiyang Pear juice concentrate beyond the city limits as well as use the Laiyang Pear trademark. In addition, a number of well-established companies produce other kinds of fruit concentrate that compete directly with our product offerings, and some of those competitors have significantly more financial and other resources than we possess. We anticipate that our competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics. Accordingly, we plan to enter into the puree market and expand our bio animal feed production to diversify the market risk to our current products.

Competitive Advantages

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

•
Natural health benefits of Laiyang Pears. Laiyang Pears enjoy a reputation in China rooted in long history for their deemed nutritional benefits, including under the tenets of TCM, and are used in many health-supplement products. Laiyang Pears have been described in publications going back as long as the Compendium of Materia Medica, the first comprehensive pharmacopoeia of China, written 400 years ago. TCM is still widely respected and followed in China, as well as in other parts of the world.  Laiyang Pear has high content of composite heteropolysaccharides, protocatechuic acid and polyphenols. Laiyang Pear juice concentrate contains 46 kinds of organic acids, vitamin B1, vitamin B2, vitamin C, nicotinic acid, heteropolysaccharides, protocatechuic acid, polyphenols, carotene, and varied minerals such as calcium, phosphorus and iron.  Laiyang Pear’s value has been recognized and applied in TCM for hundreds of years.

•
Unique and established raw-material sourcing network. We are located in the temperate zone which has had the ideal climate condition for Laiyang Pear farming during the past 1,600 years. Laiyang Pears can only be grown along the sides of Five-dragon River in Laiyang due to the unique soil and water quality. Laiyang is also an ideal location for transporting to other parts of China, as well as for exporting overseas. It has traditionally been a major fruit production area and the key fruit farming and processing base for Chinese as well as international companies. We are strategically located nearby the Laiyang Pear plantation area. We have contractual interests in a pear plantation of 5,772 acres with an additional 3,295 acres to be developed each year pursuant to cooperative agreements with contract farmers.  We expect that our available acreage for plantation will increase to 22,000 acres within the next three to five years.  In return for managing the plantations and deploying our technology pursuant to the cooperative agreements, we obtain the exclusive rights to purchase the products, thus allowing greater control over quality and price stability. We have traditionally secured approximately one-third of our supply needs through cooperative agreements with contract farmers and two-thirds through purchases in the open market.  In addition, we have six rural land contracts from the local villagers’ collective economic organizations in the Laiyang area and have started growing our own orchards with plans to expand in the future to develop green-certified products. These rural land contracts all have a thirty year term and were executed in 2007 and 2008 for a price range from 1,121 RMB to 1206 RMB per mu (equal to approximately $985 to $1,060 per acre) per year. These supply chain arrangements provide us with advantages in terms of product quality, and stability and reliability of delivery. See “Our Business” for the details of the exclusive license and land leases from the Laiyang city government.

•
Stringent quality control and state-of-the-art facilities. We emphasize quality and safety and have quality control and food safety management systems for all stages of our business, including sourcing of raw materials, production, packaging and storage of our products. We apply and adhere to internal quality standards that are stricter than the PRC national standards. Our processing facilities are ISO9001 certified and have HACCP (Hazard Analysis & Critical Control Point) series qualifications. Our manufacturing equipment is imported from the U.S., Italy, Germany, Switzerland, and the U.K. and is among the most advanced in the world. We currently have three production lines for Laiyang Pear juice concentrate and puree with a combined production capacity of 48,000 MT, and one production line for bio feed with a production capacity of 52,000 MT.  We utilize an ultra-low temperature concentration technique to maintain its flavor and nutrients without any loss.  We have developed the emzymolysis method accompanying with 3-second instantaneous and secondary sterilization procedure to innovatively resolve browning problem and secondary sedimentation problem during the processing or storage procedures as well as to realize the minerals/vitamins of the Laiyang Pear well-preserved in the concentrate form.  All of our processing and storage procedures/practices are under strict and precise technical controls, and the related technologies are proprietarily owned by Longkang.

•
Exclusive Laiyang Pear juice concentrate producer within Laiyang City. We are currently the exclusive producer of Laiyang Pear juice concentrate in Laiyang City, and we enjoy a strong geographic advantage due to our proximity to the Laiyang Pear orchards. However, other producers of Laiyang Pear juice concentrate are able to produce the products beyond Laiyang City limits. We are not able to control and regulate the trademark’s use by any end customers and end users. The use of premium quality raw materials provides products made with our concentrate with the nutritional benefits of the Laiyang Pear. “Laiyang Pear” is a trademark that has been registered by an entity affiliated with the Laiyang city government, and we (through our subsidiaries Longkang and MeKeFuBang) have been granted a license to use this trademark through 2038. The “Laiyang Pear” trademark was registered with the Trademark Office of the State Administration of Industry and Commerce of the PRC on October 28, 1998 (Registration No. #1219975. Registrant: Laiyang Fruit Cultivation Technology and Instructing Station) and was approved as Famous Geographical Mark Product on September 23, 2009. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate within Laiyang City for a period of 30 years. Pursuant to this government letter, during this period no other producer will be permitted to enter into the Laiyang Pear juice concentrate business within Laiyang City. The risks associated with the Laiyang Pear trademark and our status as the sole producer of Laiyang Pear juice concentrate are disclosed on page 8 under the risk factor “[I]f our land use rights or license of intellectual property is revoked, we would have no operational capabilities or ability to conduct our business.”

Intellectual Property

To date, we do not have any registered trademarks for our technologies. However, we rely on trade secret protection and confidentiality agreements to protect our proprietary information and know-how and have entered into non-disclosure agreements with certain of our key employees and executives to protect our trade secrets. In connection with the technology used to produce bio animal feed, we have acquired from Mr. Jiang Zhide a patent application with the State Intellectual Property Office of the PRC to protect our technology. The application number is 200910015442.2. The patent application has not been approved yet. The application was accepted by the State Intellectual Property Office authority on May 25, 2009.  The approval process can take as long as two years.  Such technology and production method is originally owned by Zhide Jiang, the Chief Executive Officer of Longkang. Mr. Jiang has agreed to transfer the patent application to Longkang for free.

The “Laiyang Pear” trademark is owned by the Laiyang Fruit Cultivation Technology and Instructing Station, an affiliate of the Laiyang city government. The “Laiyang Pear” trademark was registered with the China State Administration of Industry and Commerce on October 28, 1998 (Registration No. #1219975) and was approved as Famous Geographical Mark Product on September 23, 2009. In January 2008, we (through our subsidiaries Longkang and MeKeFuBang) were granted a license to use this trademark for a period of 30 years through 2038. However, the license only applies the production of Laiyang Pear juice concentrate within the Laiyang City limits. Third parties are able to produce Laiyang Pear juice concentrate beyond the city limits as well as use the Laiyang Pear trademark other than the production of Laiyang Pear juice concentrate. We are not able to control and regulate the trademark’s use by any end customers and end users.

Regulation

The food industry, of which fruit based products forms a part, is subject to extensive regulation in China. The following discussion summarizes the most significant PRC regulations governing our business in China.

Food Hygiene and Safety Laws and Regulations

As a producer of food products in China, we are subject to a number of PRC laws and regulations governing food safety and hygiene, including:

•	the PRC Food Safety Law;

•	the PRC Product Quality Law;

•	the PRC Food Hygiene Law;

•	the Implementation Rules for the PRC Food Safety Law;

•	the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises (trail implementation);

•	the Regulation on the Administration of Production Licenses for Industrial Products;

•	the General Measure on Food Quality Safety Market Access Examination;

•	the General Standards for the Labeling of Prepackaged Foods;

•	the Standardization Law;

•	the Regulation on Hygiene Administration of Food Additive;

•	the Regulation on Administration of Bar Code of Merchandise; and

•	the PRC Metrology Law.

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

Employees

As of the date hereof, we have approximately 290 employees consisting of approximately 60 full time staff and 230 seasonal employees.  During our peak harvesting and processing season which is from October to March, we will hire as many as 250 seasonal employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with both our full time and seasonal employees.

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

Risks Relating to Our Business

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

We are dependent on our relationship with the local government in the province in which we operate our business. We are currently the only licensee of the Laiyang Pear trademark for the production of Laiyang Pear juice concentrate within Laiyang City until 2038, and we were issued a government letter by the Laiyang city government indicating that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate within Laiyang City for a period of 30 years beginning January 2008. If the government rescinds our sole producer’s status, or it is determined that the Laiyang city government has exceeded its authority in connection with issuing the government letter described above, we may face increasing competition and are unlikely to have any remedy against the Laiyang city government.  In addition, we are required to comply with certain food hygiene and safety laws and regulations and environmental regulations in China. Although we currently are in compliance with the above laws, we cannot provide assurance if we can meet the standard if these laws and regulations become stricter in the future.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Any actions taken by either the central or local governments in China could materially and adversely affect our ability to produce Laiyang Pear juice concentrate, would would materially and adversely affect our financial condition and results of operations.

IF OUR LAND USE RIGHTS OR LICENSE OF INTELLECTUAL PROPERTY IS REVOKED, WE WOULD HAVE NO OPERATIONAL CAPABILITIES OR ABILITY TO CONDUCT OUR BUSINESS.

Under Chinese law, land is owned by state or rural collective economic organizations. The state issues tenants the rights to use property. Rights to use property can be revoked and tenants can be forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted broadly and the process of land appropriation may be less than transparent. Each of our operating subsidiaries rely on these land use rights as the cornerstone of their operations, and the loss of such rights would have a material adverse effect on our company.

While the Laiyang city government issued a governmental letter granting us the status of the sole producer of Laiyang Pear juice concentrate for a period of 30 years, the owner of the “Laiyang Pear” trademark as stated in its certificate is the “Laiyang Fruit Cultivation Technology and Instructing Station”, which is under the Laiyang Agriculture Bureau, an affiliate of the Laiyang city government.  Although Laiyang municipal government is the leader of the Agriculture Bureau, and of the Laiyang Fruit Cultivation Technology and Instructing Station, it is doubtful whether the government may directly issue such a government letter as if it is the owner of the trademark.  Accordingly, we may be subject to challenge regarding our status as the sole producer of the “Laiyang Pear” juice concentrate.  In addition, the trademark held by the Laiyang Fruit Cultivation Technology and Instructing Station is currently effective only until 2018, which will require the trademark owner to renew the trademark upon its expiration in order to continue the benefits of Longkang under the trademark license agreement, and each renewal is effective for only another ten years.  While such renewals are generally granted, there can be no assurance that the trademark owner will apply for such renewals or that they will be granted on a timely basis or at all.  Any difficulties or delays regarding these matters could materially and adversely affect our ability to continue our current business and our financial position and results of operation.

BECAUSE WE DO NOT OWN ALL OF THE PLANTATIONS FROM WHICH WE OBTAIN LAIYANG PEARS TO MAKE OUR PEAR JUICE CONCENTRATE, WE WILL BE SUBJECT TO MARKET FLUCTUATIONS AND MAY BE FORCED TO PAY HIGHER PRICES TO OBTAIN LAIYANG PEARS.

We obtain a portion of the Laiyang Pears that we use to produce our pear juice concentrate through cooperative agreements with local farmers.  Through these contractual agreements, we have priority in purchasing the Laiyang Pears from the local farmers.  However, such purchases will be subject to supply and demand and market fluctuations in the prices of Laiyang Pears and as a result we may pay higher prices for such pears than if we owned all of our own orchards.   The increases in price of Laiyang Pear purchased from local farmers may increase our cost to produce Laiyang Pear juice concentrate and may have a material adverse effect on our sales and results of operations.

WE DEPEND ON A CONCENTRATION OF CUSTOMERS, THE LOSS OF ONE OR MORE OF WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS AND REVENUES.

Our revenue is dependent, in large part, on significant orders from a limited number of customers. In 2010, we depended on eight primary customers to purchase our juice concentrate products and two customers to purchase our bio animal feed product. In 2009, we depended on seven primary customers to purchase our juice concentrate products and no customers to purchase our bio animal feed product.  In 2010 and 2009, no one customer accounted for more than 17% of total net revenue. Customer demand depends on a variety of factors including, but not limited to, our customers’ financial condition and general economic conditions. If our sales to any of our customers are reduced for any reason, such reduction may have a material adverse effect on our business, financial condition and results of operations.

WEATHER AND OTHER ENVIRONMENTAL FACTORS AFFECT OUR RAW MATERIAL SUPPLY AND A REDUCTION IN THE QUALITY OR QUANTITY OF OUR FRESH FRUIT SUPPLIES MAY HAVE MATERIAL ADVERSE CONSEQUENCES ON OUR FINANCIAL RESULTS.

Our business may be adversely affected by weather and environmental factors beyond our control, such as adverse weather conditions during the squeezing season. Reports from Southwest China in the beginning of this year indicate that areas of China are undergoing the most severe drought experienced in the past 100 years.  We have no control over such forces of nature and cannot assure you that the necessary raw materials will continue to be available to us in quantities and at prices currently in effect or acceptable to us. The prices for, and availability of, these raw materials have varied significantly and may affect the quantity and profitability of our products. A significant reduction in the quantity or quality of fresh fruits harvested resulting from adverse weather conditions, disease to the crops or other factors could result in increased per unit processing costs and decreased production, with adverse financial consequences to the Company.

CONCERNS OVER FOOD SAFETY AND PUBLIC HEALTH MAY AFFECT OUR OPERATIONS BY INCREASING OUR COSTS AND NEGATIVELY IMPACTING DEMAND FOR OUR PRODUCTS.

We could be adversely affected by diminishing confidence in the safety and quality of certain food products or ingredients, even if our practices and procedures are not implicated. As a result, we may also elect or be required to incur additional costs aimed at increasing consumer confidence in the safety of our products. For example, a crisis in China over melamine-contaminated milk in 2008 adversely impacted overall Chinese food exports since October 2008, as reported by the Chinese General Administration of Customs, even though most foods exported from China were not implicated by the melamine-contaminated milk. We believe that the contaminated milk crisis also had a negative effect on sales of our concentrated juices in fiscal year 2008. Our success depends on our ability to maintain the quality of our existing products and new products. Product quality issues, real or imagined, or allegations of product contamination, even if false or unfounded, could tarnish our image and may cause consumers to choose other products.

OUR PLANS TO EXPAND OUR PRODUCTION AND TO IMPROVE AND UPGRADE OUR INTERNAL CONTROL AND MANAGEMENT SYSTEM WILL REQUIRE CAPITAL EXPENDITURES IN 2011 AND BEYOND.

Our plans to expand our production required capital expenditures in 2010. Our existing production lines have been running at close to full capacity while the market demand for our existing products has increased.  We currently have three production lines for Laiyang Pear juice concentrate and puree with a combined production capacity of 48,000 MT, with a utilization rate of 95% during peak seasons and 70% on an annual average, and one production line for bio feed with a production capacity of 52,000 MT. We have entered into a construction contract for the construction of a new manufacturing facility and office space at the end of 2009. The production lines were completed and tested in September 2010, and became fully operational in October 2010.  In additional to these two new production lines, we are planning to add one additional production line for the fruit juice concentrate and puree and one additional production line for bio animal feed using proceeds from future financings.

We may also need further funding to improve and upgrade our internal control and management system and for working capital, investments, potential acquisitions and joint ventures and other corporate requirements. Cash generated from our operations may not be sufficient to fund these development plans, and our actual capital expenditures and investments may significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek external financing to satisfy our capital needs. We may not be able to obtain external financing at reasonable costs. Failure to obtain sufficient external funds for our development plans could adversely affect our plan to expand our production and to improve an upgrade our internal control and management system.

BECAUSE WE EXPERIENCE SEASONAL FLUCTUATIONS IN OUR SALES, OUR QUARTERLY RESULTS WILL FLUCTUATE AND OUR ANNUAL PERFORMANCE WILL DEPEND LARGELY ON RESULTS FROM THREE QUARTERS.

Our business is highly seasonal, reflecting the harvest season of our primary source fruits during the months from September through February of the following year.  Typically, a substantial portion of our revenues are earned during our first, third and fourth quarters. We generally experience lower revenues during our second quarter. For example, during the three months ended June 30, 2010, our revenues from Laiyang Pear juice concentrate decreased by 100.0% as compared to comparable 2009 period since we sold our entire inventory of Laiyang pear juice concentrate in the first quarter.  If sales in the first, third and fourth quarters are lower than expected, our operating results would be adversely affected, and it would have a disproportionately large impact on our annual operating results.

WE DO NOT PRESENTLY MAINTAIN PRODUCT LIABILITY INSURANCE, AND OUR PROPERTY AND EQUIPMENT INSURANCE DOES NOT COVER THE FULL VALUE OF OUR PROPERTY AND EQUIPMENT, WHICH LEAVES US WITH FINANCIAL EXPOSURE IN THE EVENT OF LOSS OR DAMAGE TO OUR PROPERTIES OR CLAIMS FILED AGAINST US.

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

We may be required from time to time to recall products entirely or from specific co-packers, markets or batches.  Product recalls could adversely affect our profitability and our brand image.  We do not maintain product recall insurance.

While we have not experienced any credible product liability litigation to date, there is no guaranty that we will not experience such litigation in the future.  In the event we do experience product liability claims or a product recall, our financial condition and business operations could be materially adversely affected.

GOVERNMENTAL REGULATIONS AFFECTING THE IMPORT OR EXPORT OF OUR PRODUCTS COULD NEGATIVELY AFFECT OUR REVENUES.

The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the export of some of our products.  We do not currently export our concentrated fruit juice concentrate directly or indirectly out of the PRC. However, if we were to begin exporting our products in the future, governmental regulation of exports, or our failure to obtain required export approval for our products, could harm our international and domestic sales and adversely affect our revenues.  In addition, failure to comply with such regulations could result in penalties, costs, and restrictions on export privileges.

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

Our planned expansion and technical improvement projects could be delayed or adversely affected by, among other things, difficulties in obtaining sufficient financing, technical difficulties, or human or other resource constraints. Moreover, the costs involved in these projects may exceed those originally contemplated. Costs savings and other economic benefits expected from these projects may not materialize as a result of any such project delays, cost overruns or changes in market circumstances. Failure to obtain intended economic benefits from these projects could adversely affect our business, financial condition and results of operations.

WE WILL ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND ANY FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Although there are no other producers of Laiyang Pear juice concentrate, there are currently a number of well-established companies producing other kinds of fruit concentrate that compete directly with our products, and some of those competitors have significantly greater financial and other resources than us. We anticipate that our competitors will continue to improve their products and to introduce new products with competitive prices and performance characteristics. Aggressive marketing or pricing by our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

Currently, we are the only producer of Laiyang Pear juice concentrate and pursuant to an agreement entered into with the government of Laiyang City, we will continue to be the only producer of Laiyang Pear juice concentrate until January 2038. However, if the Laiyang city government rescinds our right as the exclusive producer of Laiyang Pear juice concentrate, we could face increasing competition although we have certain technological advantages and an existing sales network which produces and sells Laiyang Pear juice concentrate.

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

Our limited operating history in the fruit product industry may not provide a meaningful basis for evaluating our business. Longkang entered into the fruit product industry in November 2004. Although our revenues have grown rapidly since our inception, we cannot guaranty that we will maintain profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

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

WE NEED TO MANAGE GROWTH OF OUR OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE SUCH GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUES AT LEVELS WE EXPECT.

In order to maximize our potential growth in our current and potential markets, we believe that we must expand our product and marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

WE CANNOT ASSURE YOU THAT OUR ORGANIC GROWTH STRATEGY WILL BE SUCCESSFUL WHICH MAY RESULT IN A NEGATIVE IMPACT ON OUR GROWTH, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

One of our strategies is to grow organically by constructing additional production facilities and increasing the distribution and sales of our products by penetrating existing markets in the PRC and entering new geographic markets in the PRC. However, many obstacles to entering such markets exist, including, but not limited to, established companies in such existing markets in the PRC. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

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

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL TO FUND OUR GROWING OPERATIONS AND WE MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake plant expansion, purchase additional machinery or purchase equipment for our operations and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us on reasonable terms, or at all.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including for acquisitions. We cannot assure you that we will be able to obtain sufficient capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performance, underlying asset values or prospects of such companies. For these reasons, our ordinary shares can also be expected to be subject to volatility resulting from purely market forces over which we have no control. If we need additional funding we will, most likely, seek such funding in the United States (although we may be able to obtain funding in the PRC) and the market fluctuations affecting our stock price could limit our ability to obtain such funding.

If we cannot obtain additional funding, we may be required to: (i) limit our plant expansion; (ii) limit our marketing efforts; and/or (iii) decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional funding, we may not be able to negotiate terms and conditions for receiving additional funding that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our ordinary shares.

WE RELY ON HIGHLY QUALIFIED PERSONNEL AND IF WE ARE UNABLE TO RETAIN OR MOTIVATE KEY PERSONNEL OR HIRE QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO GROW EFFECTIVELY.

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

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Zhide Jiang, our Chief Executive Officer and Director. We do not have employment agreement with Mr. Jiang, who may voluntarily terminate his employment with us at any time. Following any termination of employment, he would not be subject to any non-competition covenants. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations will make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

WE MAY NOT BE ABLE TO MEET THE INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE SEC RESULTING IN A POSSIBLE DECLINE IN THE PRICE OF OUR ORDINARY SHARES AND OUR INABILITY TO OBTAIN FUTURE FINANCING.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $75 million.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. Regardless of whether we are required to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also adversely affect the market for and the market price of our ordinary shares and our ability to secure additional financing as needed.

THE TRANSACTION BY WHICH WE BECAME A PUBLICLY-REPORTING COMPANY INVOLVED A REVERSE MERGER OF A FOREIGN COMPANY INTO A FOREIGN SHELL COMPANY, SO THAT THERE IS NO HISTORY OF COMPLIANCE WITH UNITED STATES SECURITIES LAWS AND ACCOUNTING RULES.

In order to be able to comply with United States securities laws, Longkang prepared its financial statements for the first time under U.S. generally accepted accounting principles and recently had its initial audit of its financial statements in accordance with Public Company Accounting Oversight Board (United States). As Longkang does not have long term familiarity with U.S. generally accepted accounting principles, it may be more difficult for it to comply on a timely basis with SEC reporting requirements than a comparable domestic company.

OUR PRINCIPAL SHAREHOLDER IS ABLE TO CONTROL SUBSTANTIALLY ALL MATTERS REQUIRING A VOTE OF OUR SHAREHOLDERS AND HIS INTERESTS MAY DIFFER FROM THE INTERESTS OF OUR OTHER SHAREHOLDERS.

Zhide Jiang, our President, Chief Executive Officer and Chairman of the Board of Directors, beneficially owns approximately 41.13% of our issued and outstanding ordinary shares. On June 7, 2010, our shareholders approved the proposal of our board of directors to reduce the required quorum to one-third of the shares entitled to vote for future shareholder meetings. Therefore, Mr. Jiang is able to individually establish a quorum at any shareholder meeting and to control substantially all matters requiring approval by our shareholders, including the election of our directors and officers. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

MR. ZHIDE JIANG, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS, HAS A CONTROLLING INFLUENCE IN US, OUR SUBSIDIARIES AND LONGKANG, WHICH ENABLES HIM TO DETERMINE THE OUTCOME OF ANY CORPORATE TRANSACTION OR OTHER MATTERS SUBMITTED TO OUR SHAREHOLDERS FOR APPROVAL. WE CANNOT ASSURE YOU THAT MR. ZHIDE JIANG WILL ALWAYS ACT IN OUR BEST INTEREST OR IN THE BEST INTEREST OF OUR SHAREHOLDERS.

Mr. Zhide Jiang is currently the President, Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Jiang is also the Executive Director of Merit Times and the Executive Director of MeKeFuBang. Mr. Jiang is the 60% shareholder and the Executive Director of Longkang. In addition, Mr. Jiang is the Executive Director of Proud Glory Limited, which is our majority shareholder and therefore exercises voting and dispositive control over the shares owned by Proud Glory. Pursuant to the Proud Glory Option Agreement between Mr. Jiang and Mr. Chee Fung Tang, the record owner of Proud Glory Limited, for a period of three years commencing on October 22, 2009, Mr. Jiang has the right to acquire up to 100% of the equity interests of Proud Glory Limited held by Mr. Tang, subject to certain contingencies as set forth therein.  Therefore, Mr. Jiang has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Mr. Jiang may also have the power to prevent or cause a change in control. In addition, without the consent of Mr. Jiang, we could be prevented from entering into transactions that could be beneficial to us. Therefore we cannot assure you that Mr. Jiang will always act in the best interest of the Company or its shareholders.

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

ADAM WASSERMAN, OUR CHIEF FINANCIAL OFFICER, DOES NOT DEDICATE 100% OF HIS TIME ON OUR BUSINESS.

Adam Wasserman, our Chief Financial Officer, provides services to us under an employment agreement, which permits him to provide services to other companies. Mr. Wasserman is chief executive officer of CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 60% of such businesses, respectively.  All compensation paid to Mr. Wasserman is paid to CFO Oncall, Inc, or CFO Oncall Asia, Inc. CFO Oncall, Inc. provides chief financial officer services to various companies. Mr. Wasserman also serves as chief financial officer of Gold Horse International, Inc, and Transax International, Inc. He is also a director of China Direct Industries, Inc. and Bohai Pharmaceuticals Group, Inc. since July 12, 2010. Mr. Wasserman dedicates approximately 45% of his business time to our Company. In addition to Mr. Wasserman’s time, CFO Oncall has full-time dedicated, bilingual, professional employees that also assist Mr. Wasserman with our Company’s financial matters and communication needs.  Mr. Wasserman’s other projects may detract from the time he can spend on our business.

Risks Relating to Our Corporate Structure

THE CONTRACTUAL AGREEMENTS THROUGH WHICH WE HAVE ESTABLISHED CONTROL OF LONGKANG MAY NOT BE AS EFFECTIVE IN PROVIDING OPERATIONAL CONTROL OVER LONGKANG AS DIRECT OWNERSHIP. BECAUSE WE RELY ON LONGKANG FOR OUR REVENUE, ANY TERMINATION OF, OR DISRUPTION TO, THESE CONTRACTUAL ARRANGEMENTS COULD DETRIMENTALLY AFFECT OUR BUSINESS.

Presently all of our business operations are carried out by Longkang. We do not own any equity interests in Longkang, but control and receive the economic benefits of its business operations through various contractual arrangements. The contractual arrangements are between Longkang, its owners, and MeKeFuBang, our wholly-owned subsidiary in the PRC. The contractual arrangements are comprised of a series of agreements, including: (1) a Consulting Services Agreement, (2) an Operating Agreement, (3) a Proxy Agreement, (4) a VIE Option Agreement, and (5) an Equity Pledge Agreement, the pledge under which has been registered with competent authority and has been effective under the PRC laws. Through these contractual arrangements, we have the ability to substantially influence the daily operations and financial affairs of Longkang, as we are able to appoint its senior executives and approve all matters requiring shareholder approval. Accordingly, we consolidate Longkang’s results, assets and liabilities in our financial statements.

However, these contractual agreements may be terminated by MeKeFuBang. In addition, these agreements are governed by the PRC laws and regulations. PRC laws and regulations concerning the validity of the contractual arrangements are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the PRC government may involve substantial uncertainty. Further, our contractual arrangements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws. If Longkang or its stockholders fail to perform their obligations under the contractual arrangements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. Therefore our contractual arrangements may not be as effective in providing control over Longkang as direct ownership. Because we rely on Longkang for our revenue, any termination of or disruption to these contractual arrangements could detrimentally affect our business.

Risks Relating to the People's Republic of China

SUBSTANTIALLY ALL OF OUR BUSINESS, ASSETS AND OPERATIONS ARE LOCATED IN THE PRC.

Substantially all of our business, assets and operations are located in the PRC. The economy of the PRC differs from the economies of most developed countries in many respects. The economy of the PRC has been transitioning from a planned economy to a market-oriented economy. However, all the lands in the PRC are still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over the PRC’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Some of these measures may have a negative effect on us.

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

For example, Chinese laws and regulations concerning the validity of the contractual arrangements are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the Chinese government may involve substantial uncertainty. Additionally, our contractual arrangements are governed by Chinese laws and provide for the resolution of disputes through arbitration proceedings pursuant to Chinese laws. If Longkang or its stockholders fail to perform the obligations under the contractual arrangements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. The legal environment in China is not as developed as in other jurisdictions. As a result, uncertainties in the legal system could limit our ability to enforce the contractual arrangements. Therefore our contractual arrangements may not be as effective in providing control over Longkang as direct ownership. Due to such uncertainty, we may have to take such additional steps in the future as may be permitted by the then applicable law and regulations in China to further strengthen our control over or toward actual ownership of Longkang or its assets. Because we rely on Longkang for our revenue, any termination of or disruption to these contractual arrangements could detrimentally affect our business.

CURRENCY CONVERSION COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

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

EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB8.28 to $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar and, the exchange rate for the Renminbi against the U.S. dollar became RMB8.02 to $1.00.  Provisions on Administration of Foreign Exchange, as amended in August 2008, further changed China’s exchange regime to a managed floating exchange rate regime based on market supply and demand. Since reaching a high against the U.S. dollar in July 2008, however, the Renminbi has traded within a narrow band against the U.S. dollar, remaining within 1.0% of its July 2008 high but never exceeding it. As a consequence, the Renminbi has fluctuated sharply since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. It is difficult to predict how long the current situation may last and when and how it may change again, particularly in view of recent statements by Chinese government officials in June 2010.

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

Our assets are predominantly located inside the PRC. Under the laws governing Foreign Invested Enterprises in PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the relevant government agency’s approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

IT MAY BE DIFFICULT TO AFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON OUR COMPANY AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

As our operations are presently based in the PRC and certain of our directors and officers reside in the PRC, service of process on our company and such directors and officers may be difficult to effect within the United States. Also, our main assets are located in the PRC and any judgment obtained in the United States against us may not be enforceable outside the United States.

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

UNDER THE ENTERPRISE INCOME TAX LAW, WE MAY BE CLASSIFIED AS A “RESIDENT ENTERPRISE” OF CHINA. SUCH CLASSIFICATION WILL LIKELY RESULT IN UNFAVORABLE TAX CONSEQUENCES TO US AND OUR NON-PRC STOCKHOLDERS.

China passed a new Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to offshore entities controlled by a Chinese enterprise or group. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and stockholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise controlled by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

Mr. Chee Fung Tang, the beneficial owner of approximately 41.13% of our ordinary shares through his interests in Proud Glory Limited has granted to Mr.  Zhide Jiang, a PRC resident, an option to acquire Mr. Tang’s interests in Proud Glory. We may be deemed to be a resident enterprise by Chinese tax authorities if Mr. Jiang chooses to exercise his right under the option agreement to acquire Mr. Tang’s interest in Proud Glory Limited in the future and gains control over Proud Glory Limited. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Currently, we do not have any non-China source income.  Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2009 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

PRC REGULATIONS REGARDING OFFSHORE FINANCING ACTIVITIES BY PRC RESIDENTS HAVE UNDERTAKEN CONTINUOUS CHANGES WHICH MAY INCREASE THE ADMINISTRATIVE BURDEN WE FACE AND CREATE REGULATORY UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR BUSINESS.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the China Securities Regulatory Commission (“CSRC”), the State Administration of Foreign Exchange (“SAFE”) as well as other government agencies, released a Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (“M&A Regulation”), which took effect September 8, 2006 and was amended in 2009. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions.  According to the new M&A Regulation, a related-party acquisition in which an offshore company owned or controlled by a PRC resident acquires a domestic company controlled by the same PRC resident shall be subject to the approval of MOFCOM.

Among other things, the M&A Regulation also included new provisions to require that the overseas listing of an offshore company which is directly or indirectly controlled by a PRC resident for the purpose of overseas listing of such PRC resident’s interests in a domestic company, known as a “special purpose company”, must obtain the approval of CSRC prior to the listing.

The option granted to Mr. Jiang under the Proud Glory Option Agreement works to cut off the link of related-party acquisition and prevent the application of the new M&A Regulation to our situation, since Proud Glory Limited is 100% owned by a non-PRC natural person while Mr. Jiang, as a PRC resident, does not own any equity in the offshore company.  Further, our current VIE structure avoids the acquisition transaction which is directly the target under scrutiny of the M&A Regulation, including the requirement of CSRC approval.  Thus, we believe that, in its current practice, the M&A Regulation does not apply to our situation.

However, the application of this M&A Regulation remains uncertain since neither MOFCOM nor CSRC has approved any Chinese company’s foreign listing. There is no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the MOFCOM or CSRC approval requirements. If the MOFCOM, CSRC or other PRC regulatory body subsequently determines that the new M&A Regulation applies to our situation and CSRC’s approval was required for our public offering, we may face sanctions by the MOFCOM, CSRC or other PRC regulatory agencies. In such event, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our public offering into the PRC, or take other administrative actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our securities.

Currently, there have been no findings by the PRC authorities that we or our shareholders have violated applicable laws or regulations with respect to this agreement, our organizational structure and other related agreements.  However, the exercise of the option by Mr. Jiang under the Proud Glory Option Agreement will subject him to the registration requirement by SAFE, and there can be no assurance that such approval will be granted.

RECENT PRC REGULATIONS RELATING TO ACQUISITIONS OF PRC COMPANIES BY FOREIGN ENTITIES MAY CREATE REGULATORY UNCERTAINTIES THAT COULD RESTRICT OR LIMIT OUR ABILITY TO OPERATE, INCLUDING OUR ABILITY TO PAY DIVIDENDS. OUR FAILURE TO OBTAIN THE PRIOR APPROVAL OF THE CHINA SECURITIES REGULATORY COMMISSION, OR THE CSRC, FOR ANY OFFERING AND THE LISTING AND TRADING OF OUR ORDINARY SHARES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, REPUTATION AND TRADING PRICE OF OUR ORDINARY SHARES.

The SAFE issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. If any PRC resident stockholder of an offshore holding company fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity. Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Because of uncertainty in how the SAFE notice will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, WFOE’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our PRC resident beneficial holders. Failure by our PRC resident beneficial holders could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Longkang’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and the SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect September 8, 2006. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from an offering of securities into the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our ordinary shares. The CSRC or other PRC regulatory agencies also may take actions requiring us, or making it advisable for us, to halt any offering before settlement and delivery of the securities offered. Consequently, if investors engage in market trading or other activities in anticipation of and prior to settlement and delivery, they do so at the risk that settlement and delivery may not occur. Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our ordinary shares. Furthermore, published news reports in China recently indicated that the CSRC may have curtailed or suspended overseas listings for Chinese private companies. These news reports have created further uncertainty regarding the approach that the CSRC and other PRC regulators may take with respect to us.

It is uncertain how our business operations or future strategy will be affected by the interpretations and implementation of Circular 75 and the Revised M&A Regulations. It is anticipated that application of the new rules will be subject to significant administrative interpretation, and we will need to closely monitor how MOFCOM and other ministries apply the rules to ensure that our domestic and offshore activities continue to comply with PRC law. Given the uncertainties regarding interpretation and application of the new rules, we may need to expend significant time and resources to maintain compliance.

THE PRC LAWS MAY LIMIT OUR ABILITY TO TRANSFER THE PROCEEDS FROM OUR PUBLIC OFFERING TO LONGKANG WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

We intend to transfer the proceeds from our public offering to MeKeFuBang, a WFOE and our wholly-owned subsidiary in the PRC, to expand our manufacturing capability. Currently, there is no PRC law which restricts us from transferring the proceeds from our public offering to a WFOE company. However, if the amount to be transferred to MeKeFuBang exceeds its current total registered investment amount approved by the PRC government, MeKeFuBang will need approval from the PRC government to increase its total registered investment amount before such transfer.  Currently, MeKeFuBang’s total registered investment amount has been increased from $18 million to $49.5 million. We will be able to transfer all proceeds from our public offering as well as from our previous private placement to Longkang. However, if we need to raise more funds in the future, we might be required by PRC laws to apply to increase MeKeFuBang’s total registered investment amount before such transfer, and we would be unable to transfer such funds to our operating entity Longkang. Although we believe we will be able to increase our total registered investment amount because the PRC government support and encourage the investment of foreign enterprises to be transferred into China, we can not assure you that the PRC government will grant us such approval since the PRC government has board discretion on foreign investment and we cannot assure you that such approval will be granted in a certain time.

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

Risks Associated with Our Securities

IN ORDER TO RAISE SUFFICIENT FUNDS TO ENHANCE OPERATIONS, WE MAY HAVE TO ISSUE ADDITIONAL SECURITIES AT PRICES WHICH MAY RESULT IN SUBSTANTIAL DILUTION TO OUR SHAREHOLDERS.

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

THE MARKET PRICE FOR OUR ORDINARY SHARES MAY BE HIGHLY VOLATILE.

The market price of our ordinary shares may be volatile due to certain factors, including, but not limited to, market trends in PRC stock generally, quarterly fluctuations in our financial and operating results; general conditions in the agricultural and food industries in China; or changes in earnings estimates.

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

ITEM 2.PROPERTIES.

Our corporate office is located at No. 48 South Qingshui Road, Laiyang City, Shandong 265200 People’s Republic of China. Under PRC law, a private entity may not own land in China.  Land is owned by the PRC government and the PRC government grants land use rights for specified periods of time.  The local government has granted us land use rights which consist of approximately 500 acres of pear orchards and land for our production facilities and offices, with terms that expire in December 2037 through December 2054.  We acquired the land use rights of these 500 acres of land in Laiyang through six (6) rural land contracts with the local villagers’ collective economic organizations in the Laiyang area. Each of the rural land contracts entered into with the local villagers’ collective economic organizations have a thirty year term and were executed in either 2007 or 2008 with annual rents ranging from 1,121 RMB to 1,206 RMB per mu (equal to approximately $985 to $1,060 per acre).

In addition to the land use rights that we have been granted by the local villagers’ collective economic organizations, we have entered into several cooperative agreements with local contract farmers, pursuant to which we manage 5,272 acres of cooperative plantations, which represents approximately 6.4% of the total acreage on which Laiyang Pears are currently grown in Laiyang city. These cooperative agreements with local farmers allow us to have the exclusive management and Laiyang Pear purchase rights of the plantation but without land use rights. Such contract pear plantation’s construction and growing cost are invested by local farmers. However, we are responsible to provide the management and technical instructions and in return, we have the priority rights to purchase Laiyang pears harvested from our contract plantations. Consequently we have saved substantial capital expenditures, and need to pay higher prices and face the potential influences from market price fluctuations as compared with using the Laiyang pears of the 500 acres of self-owned plantation.

We currently have three production lines for Laiyang Pear juice concentrate and puree with a combined production capacity of 48,000 MT, and one production line for bio feed with a production capacity of 52,000 MT.

In connection with the construction of our new production and storage facility, during 2010, we obtained certain land use certificates to use the underlying land. In connection with the use of this land use right, we are still negotiating the amount that it will pay for the land use right. We have estimated that we will be required to pay approximately $7.9 million prior to the third quarter of 2011 to obtain the respective land use right certificate.

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

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

Our ordinary shares have not been listed for trading on any stock exchange and therefore there is no public trading market for our ordinary shares.

Holders

As the date hereof, there are 27,501,171 ordinary shares issued and outstanding.  There are approximately 500 shareholders of our ordinary shares.

Transfer Agent and Registrant

Our transfer agent is Continental Stock Transfer & Trust Co., at the address of 17 Battery Place 8th floor, New York, NY 10004. Its telephone number is (212) 509-4000.

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

ITEM 6.SELECTED FINANCIAL DATA

Not applicable because we are a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of the results of operations and financial condition of Oriental Dragon Corporation for the fiscal years ended December 31, 2010 and 2009 should be read in conjunction with the Oriental Dragon Corporation financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

Primarily, we engage in the processing, producing and distributing of Laiyang Pear fruit juice concentrate. Recently, we began producing and distributing bio animal feed using the waste produced by our juice concentrate business. Our subsidiary, Merit Times, owns 100% of the issued and outstanding capital stock of MeKeFuBang, a wholly foreign owned enterprise incorporated under the laws of the PRC.  On December 20, 2010, MeKeFuBang entered into a series of contractual agreements (which replaced similar agreements dated June 10, 2009) with Longkang, a company incorporated under the laws of the PRC, and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang and has the right to appoint all executives and senior management and the members of the board of directors of Longkang. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang for an annual fee in the amount of Longkang’s yearly net profits after tax. Additionally, Longkang’s Shareholders have pledged their rights, titles and equity interest in Longkang as security for MeKeFuBang to collect consulting and services fees provided to Longkang through an Equity Pledge Agreement. In order to further reinforce MeKeFuBang’s rights to control and operate Longkang, Longkang’s shareholders have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang through an Option Agreement. As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. We have consolidated Longkang’s operating results, assets and liabilities within our financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements for the year ended December 31, 2010, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Longkang is considered a VIE, and we are the primary beneficiary.  We conduct a portion of our operations in China through our PRC operating company Longkang.  On October 22, 2009, we entered into agreements with Longkang pursuant to which we shall receive 100% of Longkang’s net income. In accordance with these agreements, Longkang shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, MeKeFuBang.  MeKeFuBang shall supply the technology and administrative services needed to service Longkang.

The accounts of Longkang are consolidated in the accompanying financial statements. As a VIE, Longkang sales are included in our total sales, its income from operations is consolidated with ours, and our net income includes all of Longkang’s net income, and its assets and liabilities are included in our consolidated balance sheets. The VIE does not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to us. Because of the contractual arrangements, we have pecuniary interest in Longkang that requires consolidation of Longkang’s financial statements with our financial statements.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using straight-line method (after taking into account their respective estimated residual value) over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

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

Land use rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  In additional to land use rights acquired in 2004, in 2008, we acquired land use rights for cash of 78,550,010 RMB (approximately $11,300.000) for 500 acres of plantation fields in Laiyang, China. The land contains Laiyang Pear plantations and will be used to supply Liayang Pear to us for production. Our land use rights have terms that expire in December 2037 through December 2054.  We amortize these land use rights over the term of the respective land use right. The lease agreements do not have any renewal options and we have no further obligations to the lessor. Through September 30, 2010, the pear orchards on this land did not produce any pears.  Accordingly, for the nine months ended September 30, 2010 and for the year ended December 31, 2009, the Company included the amortization of the respective land use rights in general and administrative expenses. Effective on October 1, 2010, upon the use of pears from the orchards in the production process, we reflected the amortization of these land use rights in cost of sales.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of juice concentrate and bio animal feed upon shipment and transfer of title.

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

Accordingly, we had provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. In 2009, after analysis, management concluded that the realization of the deferred tax asset is probable and accordingly, reversed the valuation allowance and will reflect a deferred tax asset.  Our decision was based on the fact that 1) we have several years of operating history with increasing net income; 2) In 2007, we signed cooperative agreements with farmers for the supply of raw materials. In 2008, we acquired additional land use rights for the production of Laiyang Pears, our main raw material; 3) In October 2009, we entered into a financing agreement for the sale of our ordinary shares for net proceeds of approximately $15,100,000; and 4) we have begun our plans to diversify its product line to include the sale of bio animal feed products.

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

Asset and liability accounts at December 31, 2010 and 2009 were translated at 6.6118 RMB to $1.00 and at 6.8372 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2010 and 2009 were 6.77875 RMB and 6.84088 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

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

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. As we do not have any significant intangible assets, we believe that the impact of adopting this update will not be material on our consolidated results of operations and financial position.

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As we did not enter into any business combinations in fiscal year 2010, we believe that the adoption this update will not have any material impact on our financial statement disclosures. However, if we enter into material business combinations in the future, the adoption of this update may have significant impact on our financial statement disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

RESULTS OF OPERATIONS

Results of Operations for the Year ended December 31, 2010 Compared to the Year ended December 31, 2009

The following tables set forth key components of our results of operations for the years indicated, in dollars, and key components of our revenue for the years indicated, in dollars. The discussion following the table is based on these results.

	For the Years Ended December 31,
	2010	2009
NET REVENUES	$105,543,798	$82,627,335
COST OF SALES	68,250,883	59,566,445
GROSS PROFIT	37,292,915	23,060,890
OPERATING EXPENSES:
Selling	497,056	456,024
Research and development	147,520	1,408,501
General and administrative	2,926,450	1,929,938
Total Operating Expenses	3,571,026	3,794,463
INCOME FROM OPERATIONS	33,721,889	19,266,427
OTHER INCOME (EXPENSE):
Interest income	134,440	62,512
Interest expense	(22,515)	(335,560)
Loss from foreign currency	(45,497)	-
Total Other Income (Expense)	66,428	(273,048)
INCOME BEFORE INCOME TAXES	33,788,217	18,993,379
(PROVISION FOR) BENEFIT FROM INCOME TAXES
Current	(8,497,140)	(4,817,299)
Deferred	(60,199)	894,789
TOTAL PROVISION FOR INCOME TAXES	(8,557,339)	(3,922,510)
NET INCOME	$25,230,978	$15,070,869
COMPREHENSIVE INCOME:
NET INCOME	$25,230,978	$15,070,869
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	2,449,940	75,088

COMPREHENSIVE INCOME	$27,680,918	$15,145,957

Revenues. For the year ended December 31, 2010, we had net revenues of $105,543,798, as compared to net revenues of $82,627,335 for the year ended December 31, 2009, an increase of 27.7%. Revenue and changes for each product line is summarized as follows:

	2010	2009	Increase (Decrease)	Percentage Change
Laiyang pear juice concentrate	$93,765,028	$73,369,847	$20,395,181	27.8%
Apple juice concentrate	—	6,800,563	(6,800,563)	(100.0)%
Strawberry juice concentrate	6,398,333	2,389,486	4,008,847	167.8%
Bio animal feed	5,364,172	—	5,364,172	N/A
Other	16,265	67,439	(51,174)	(75.9)%

Total net revenues	$105,543,798	$82,627,335	$22,916,463	27.7%

•
During the year of 2010, we continued to see strong demand for our Laiyang Pear juice concentrate products. Laiyang Pear is a trademark that has been registered by an entity affiliated with the Laiyang city government, and we (through our subsidiaries Longkang and MeKeFuBang) have been granted a license to use this trademark through 2038. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate for a period of 30 years. Pursuant to this government letter, during this period, no other producer will be permitted to enter into the Laiyang Pear juice concentrate business. During the year of 2010, our revenues from Laiyang Pear juice concentrate increased by 27.8% with approximately 65% of the Laiyang Pear juice concentrate increased revenue attributable to an increase in volume and 35% attributable to an increase in sales price subject to market conditions. Revenues from Laiyang Pear juice concentrate have increased due to increasing market demands from the pharmaceutical and health supplement products in which Laiyang Pear juice concentrate is used for its nutritional content.  Our business is highly seasonal, reflecting the harvest season of our primary source fruits, the Laiyang Pear, during the months from September through the following February.  We produce fruit juice concentrate and store it in cold storage until it is sold.  Typically, a substantial portion of our revenues are earned during our first, third and fourth quarters. We generally experience lower revenues during our second quarter.  Our inventory levels increase during the third and fourth quarter of the year and decrease substantially in the first quarter of the year. Generally we sell the remaining inventory balances during the first quarter of the year and experience a significant decrease in inventory during this quarter.  We have not experienced a shortfall in working capital during our production period and we have sufficient working capital on hand to secure our raw materials. If we experience a bad harvest season due to weather or other situation that we cannot control, we would have a shortage of primary raw material and we would experience a substantial decrease in our revenues. Currently, there are no known trends or uncertainties that may have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

•
The decrease in revenues from the sale of apple juice concentrate of 100.0% was attributable to a decrease in production of apple juice concentrate.  In connection with the sale of apple juice concentrate, we had a sales contract we signed with an infant food company. This contract was entered into in 2007 and ended in 2009. We did not produce and sell apple juice concentrate in 2010 and we do not anticipate renewing the apple juice concentrate sales contract.

•
The increase in revenues from the sale of strawberry juice concentrate in 2010 as compared to 2009 of $4,008,847 was attributable to the bumper harvest of strawberries in the 2010 period and increased customer demands. Since we sold out our strawberry juice concentrate inventories in the second quarter of 2010, we did not produce and sell strawberry juice concentrate for the remainder of 2010.

The production of apple, strawberry and any other juice concentrates that we may produce is dependent upon the season and production requirements of our Laiyang Pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce apple and strawberry juice concentrate when we are not producing Laiyang Pear juice concentrate.

Cost of revenues. Cost of revenues increased by $8,684,438, or 14.6%, from $59,566,445 for the year ended December 31, 2009 to $68,250,883 for the year ended December 31, 2010 and was attributable to the increase in our net revenue.

Gross profit and gross margin. Our gross profit was $37,292,915 for year ended December 31, 2010 as compared to $23,060,890 for the year ended December 31, 2009 representing gross margins of 35.3% and 27.9%, respectively.

Gross margin percentages by product line are as follows:

	For the Year ended December 31, 2010	For the Year ended December 31, 2009
Laiyang Pear juice concentrate	32.6%	26.2%
Apple juice concentrate	—	46.3%
Strawberry juice concentrate	36.2%	26.1%
Bio animal feed	83.2%	—
Other	100.0%	100.0%
Overall gross profit %	35.3%	27.9%

•
For the year of 2010, the increase in gross margin percentages related to Laiyang Pear juice concentrate was from 26.2% in the 2009 period to 32.6% in the 2010 and was mainly attributed to an increase in sales price of approximately $191 per metric ton.

•
Revenues from the sale of apple juice concentrate decreased to $0 for the year ended December 31, 2010 as compared to the revenues from the sale of apple juice concentrate of $6,800,563 in the 2009 comparable period.  In connection with the sale of apple juice concentrate, we had a sales contract we signed with an infant food company. This contract was entered into in 2007 and ended in 2009. This infant food customer is a relatively small company and not likely to buy big volume of our apple products in 2010. Since the infant food company will not become our long-term strategic customer, in 2009, we reasonably increased the sales price compared with the other apple juice concentrate customers and accordingly, we were able to recognize a gross profit percentage of 46.3%.

•
Gross margin percentages related to strawberry juice concentrate was 36.2% for the year of 2010 as compared to 26.1% in the comparable 2009 period. The increase in gross margin was due to a favorably lower of costs paid for strawberries in the 2010 period as compared to 2009 period.

•
Gross margin percentages related to the sale of bio animal feed was 83.2% for the year of 2010. We began producing and selling bio animal feed in the fourth quarter of 2010. We did not sell bio animal feed in 2009. We are able to recognize a high gross margin from the sale of bio animal feed since we use waste from the production of Laiyang Pear juice concentrate as our main raw material in the production of the bio animal feed.

Gross margin percentages can vary from period to period based on the price of raw materials such as Laiyang pears, apples and strawberries and can also fluctuate based on market conditions such as demand and selling price. We expect gross margins to improve as we become more efficient and since we have begun using Laiyang Pears produced on our pear orchards that we have rights to use for a period of 30 years.

Selling expenses. Selling expenses were $497,056 for the year ended December 31, 2010 as compared to $456,024 for the year ended December 31, 2009, an increase of $41,032 or 9.0%.  Selling expenses consisted of the following:

	2010	2009
Compensation and related benefits	$419,053	$185,076
Shipping and handling	63,251	151,486
Advertising	14,752	99,622
Other	—	19,840

Total	$497,056	$456,024

•
For the year ended December 31, 2010, compensation and related benefits increased by $233,977 or 126.4% as compared to the 2009 comparable period due to an increase in salaries and related benefits of $58,008 paid to sales staff and an increase in commissions of approximately $175,969 paid on increased revenues. We did not pay commissions in the 2009 period. We expect commission to increase proportionally when sales increase.

•
For the year ended December 31, 2010, shipping and handling decreased by $88,235 or 58.2%as compared to the 2009 comparable period. Shipping and handling expenses were substantially paid by our customers in the 2010 period and were paid by us in the 2009 period.

•
For the year ended December 31, 2010, advertising expense decreased by $84,870 or 85.2% as compared to the 2009 comparable period. During the 2009 period, we spent more on advertising and promotions such as additional juice products conferences in order to enhance our visibility during the financial crisis.  We had less corresponding expenses in the 2010 period. Accordingly, advertising expenses decreased.

•
For the year ended December 31, 2010, other expense decreased by $19,840 or 100% as compared to the 2009 comparable period.  During the 2010 period, we did not allocate any travel or postage expense to selling expense.

Research and development expenses. For the year ended December 31, 2010, research and development expenses amounted to $147,520 as compared to $1,408,501 for the year ended December 31, 2009, a decrease of $1,260,981 or 89.5%.  The decrease was primarily attributable to the timing of services performed pursuant to research and development contracts.  On March 1, 2010, we entered into a cooperative R&D contract with the Preclinical Medicine Research Laboratory of Shandong Medicine Academy to develop the applications of immunoregulation and antitumor effects of Laiyang Pear juice concentrate. This R&D project is expected to be completed by early 2012 and the total cost of the project is $732,500 of which we have spent $147,520.  In future periods, we expect research and development expenses to fluctuate depending on the nature, timing and costs of third party research and development contracts.

General and administrative expenses. General and administrative expenses amounted to $2,926,450 for the year ended December 31, 2010, as compared to $1,929,938 for the year ended December 31, 2009, an increase of $996,512 or 51.6%. General and administrative expenses consisted of the following:

	2010	2009
Compensation and related benefits	$1,310,379	$528,785
Professional fees	378,118	178,784
Depreciation	217,648	209,532
Amortization of land use rights	422,974	547,750
Other	597,331	465,087

Total	$2,926,450	$1,929,938

•
For the year ended December 31, 2010, compensation and related benefits increased by $781,594 or 147.8% as compared to the year ended December 31, 2009. In the 2010 period, we hired our chief financial officer, other administrative and professional staff, and our directors in connection with becoming a public company. Additionally, based on our performance, in 2010, we paid or accrued a discretionary bonus to employees of $662,364 as compared to $381,530 in the 2009 period, an increase of $280,834 or 73.6%.

•
For the year ended December 31, 2010 and 2009, professional fees consisting of legal fees, accounting fees, internal control consulting services and other fees associated with being a public company, increase by $199,334 or 111.5%. We became public in the fourth quarter of 2009. In 2010, our professional fees increased due to our full year status as a publicly traded company.

•	For the year ended December 31, 2010, depreciation expense increased by $8,116 or 3.9% as compared to the year ended December 31, 2009.

•
For the year ended December 31, 2010, amortization of land use rights decreased by $124,776 or 22.8% as compared to the year ended December 31, 2009. Through September 30, 2010, the pear orchards on this land did not produce any pears.  Accordingly, for the nine months ended September 30, 2010 and for the year ended December 31, 2009, we included the amortization of the respective land use rights in general and administrative expenses. Effective on October 1, 2010, upon the use of pears from the orchards in the production process, we reflected a portion of amortization of these land use rights in cost of revenues. In 2011, substantially all of the amortization of land use rights related to the pear orchards will be reflected in cost of revenues.

•
Other general and administrative expenses which consist of entertainment, utilities, office maintenance, travel expenses, pension, miscellaneous taxes, office supplies, filing fees and telephone increased by $132,244 or 28.4% for the year ended December 31, 2010 as compared with the same period in 2009. The increase was primarily attributable to an increase in travel, local accommodation fees, meals and entertainment of $62,388 related to investor road shows, meetings, local hotel and meal expenses incurred in connection with visiting professionals and an increase in fees and related expenses paid in connection with the filing of an application with a senior exchange and other filing fees of approximately $40,000.

Income from operations. For the year ended December 31, 2010, income from operations was $33,721,889, as compared to $19,266,427 for the year ended December 31, 2009, an increase of $14,455,462 or 75.0%.

Other income (expenses). For the year ended December 31, 2010, other income amounted to $66,428 as compared to other expenses of $273,048 for the year ended December 31, 2009.  For the years ended December 31, 2010 and 2009, other income (expense) included:

•	For the year ended December 31, 2010, interest income increased by $71,928 or 115.0%, and related to an increase in funds in interest bearing accounts.

•
For the year ended December 31, 2010, interest expense decreased by $313,045 or 93.3%. In connection with the acquisition of the net assets of the Company, which occurred in 2004, we assumed a loan payable to a third party related to the original construction of our factory. The loan was non-interest bearing. Since the agreement did not have a stated interest rate, we used an imputed interest rate of interest of 6.12% based on PRC central bank five year and up loan rate effective October 2004.  The loan we repaid in full prior to December 31, 2009, and accordingly, we incurred minimal interest expense in the 2010 period.

•	For the year ended December 31, 2010, loss from foreign currency increased by $45,497, and related to the recording of certain purchases of equipment acquired in foreign currencies.

Income tax expense. Income tax expense increased by $4,634,829, or 118.2%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009 which was primarily attributed to an increase in the current provision for income taxes of $3,679,841 related to an increase in taxable net income generated by our operating entities offset by a decrease in a deferred income tax benefit of $954,988. Prior to 2009, we had recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. Our deferred tax asset relates to the timing difference from the amortization of imputed interest for financial statement purposes as compared the amortization of the related equipment for tax purposes.  Prior to 2009, management believed that the realization of income tax benefits from a timing difference arising from the amortization of imputed interest for financial statement purposes over the period from 2004 to 2009 as compared to the these amortization of the related asset over 20 years for income tax purposes appeared not more than likely due to the Company’s limited operating history, the fact that prior to 2007, the Company had no cooperative agreements for the acquisition of raw materials, and the Company had a limited number  of customers. Accordingly, we had provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. In 2009, after analysis, management concluded that the realization of the deferred tax asset is probable and accordingly, reversed the valuation allowance and recorded a net deferred income tax benefit of approximately $895,000.

Net income. As a result of the factors described above, our net income for the year ended December 31, 2010 was $25,230,978, or $0.92 per ordinary share (basic and diluted). For the year ended December 31, 2009, we had net income of $15,070,869, or $0.67 per ordinary share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,449,940 for the year ended December 31, 2010 as compared to $75,088 for the year of 2009. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the year ended December 31, 2010, comprehensive income of $27,680,918 is derived from the sum of our net income of $25,230,978 plus foreign currency translation gains of $2,449,940.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, our balance of cash and cash equivalents was $47,670,666, comparing to $26,574,338 as of December 31, 2009. These funds were located in financial institutions located in China.

Our primary uses of cash have been for the construction of our new factory and warehouse facility and for the purchase of equipment for the new productions lines as discussed below. Additionally, we use cash for employee compensation, new product development and working capital. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance higher level of inventories,

•	Addition of administrative and sales personnel as the business grows,

•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

•	Development of new products in the bio-animal feed industry to complement our current products,

•	The cost of being a public company and the continued increase in costs due to governmental compliance activities, and

•	Capital expenditures to add production lines and cold storage facilities.

Recently, we have added two new production lines: one for the processing of juice concentrate and puree products and one for the processing of bio animal feed as a byproduct of Laiyang Pear juice concentrate and fruit puree products to further diversify our product mix and increase our revenues. We incurred approximately $10,653,000 in costs in connection with the addition of these two production lines. We began using both of these new production lines - one for the processing of juice concentrate and puree products and  one for the processing of bio animal feed in September 2010 to produce test and sample batches of product.   We began generating revenues from the new production lines in the fourth quarter of 2010. The offering proceeds from the November 2009 private placement, along with the proceeds from operations, were used to fund the above production lines expansion. As outlined below, in the 2009 period, we used cash of approximately $14,700,000 to pay off loans and acquisition payables. We currently plan on using net cash provided by operating activities to fund our internal growth and fund an expansion of our distribution channels.  In addition to the new productions lines discussed above, we intend to raise additional funds in the near future for two additional production lines: one for the processing of juice concentrate and puree products and one for the processing of bio animal feed. We estimated that these two new production lines will cost approximately $20,000,000 and will be paid for from funds from our public offering. However there are no assurances that we will be able to raise additional funds in the near future. Additionally, in connection with the construction of our new production and storage facility, during 2010, we obtained certain land use certificates to use the underlying land. In connection with the use of this land use right, we are still negotiating the amount that we will pay for the land use right. We have estimated that we will be required to pay approximately $7,900,000 prior to the third quarter of 2011 to obtain the respective land use right certificate.

Changes in our working capital position are summarized as follows:

	December 31,		Increase
	2010	2009	(Decrease)
Current assets	$65,129,410	$42,649,780	$22,479,630
Current liabilities	(13,685,566)	(6,784,193)	(6,901,373)
Working capital	$51,443,844	$35,865,587	$15,578,257

Our working capital increased $15,578,257 to $51,443,844 at December 31, 2010 from working capital of $35,865,587 at December 31, 2009. This increase in working capital is primarily attributable to an increase in cash and restricted cash of $19,184,068 generated from operations, an increase in inventories of $2,894,066 attributable to the timing of production and sale of our products and an increase in prepaid VAT on purchases of $364,347 related to VAT paid on equipment purchases that can be used to offset future VAT due offset by an increase in accounts payable of $3,509,900 primarily related to an increase in amounts due to vendors for the purchase of equipment of approximately $2,976,000 and an increase in income taxes payable of approximately $3,689,417.

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

During 2010, we received payment upon delivery of our products. We have been able to collect our accounts receivable balances in advance of the delivery. Accordingly, as of December 31, 2010 and 2009, we had no accounts receivable. In the future, we expect to continue to collect payments in advance of delivery.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Net cash provided by operating activities	$27,746,863	$27,500,838
Cash flows used in investing activities	$(9,789,839)	$(863,047)
Cash flows provided by (used in) financing activities	$1,912,260	$(2,097,174)
Effect of exchange rate on cash	$1,227,044	$4,863
Net increase (decrease) in cash and cash equivalents	$21,096,328	$24,545,480

Net cash flow provided by operating activities was $27,746,863 for the year ended December 31, 2010 as compared to net cash flow provided by operating activities of $27,500,838 for the year ended December 31, 2009, an increase of $246,025.

•	Net cash flow provided by operating activities for the year ended December 31, 2010 was mainly due to:

•
net income of $25,230,978 adjusted for the add back of non-cash items such as depreciation of $1,123,207, the amortization of land use rights of $552,771, stock-based compensation of $24,000, and deferred income taxes of $60,199, and

•	Changes in operating assets and liabilities consisting primarily of:
▪	a decrease in inventories of $2,379,039 attributable to the seasonality factors described above,
▪	an increase in income taxes payable due to an increase in taxable net income.

•	Net cash flow provided by operating activities for the year ended December 31, 2009 was mainly due to:

•
net income of $15,070,869 adjusted for the add back (deduction) of non-cash items such as depreciation of $948,579, the amortization of land use rights of $547,750 and deferred income taxes of $(894,789),

•	Changes in operating assets and liabilities consisting primarily of:
▪	a decrease in accounts receivable of $5,112,699 due to collections,
▪	a decrease in inventories of $2,282,001 attributable to the seasonality factors described above,
▪	a decrease in prepaid and other current assets of $996,118,
▪	an increase in accrued expenses of $1,120,405, and
▪	an increase in income taxes payable of $2,446,481

offset by
▪	a decrease in accounts payable of $512,258.

Net cash flow used in investing activities was $9,789,839 for the year ended December 31, 2010 as compared to net cash used in investing activities of $863,047 for the year ended December 31, 2009. During the year ended December 31, 2010 and 2009, we used cash of $9,789,839 and $863,047 towards the construction of our new manufacturing facility and for the purchase of property and equipment for our new production lines.

Net cash flow provided by financing activities was $1,912,260 for the year ended December 31, 2010 as compared to net cash flow used in financing activities of $2,097,174 for the year ended December 31, 2009. During the year ended December 31, 2010, we received operating cash from our restricted cash held in escrow of $1,912,260. During the year ended December 31, 2009, we received gross proceeds from the sale of ordinary shares of $17,011,014 and proceeds from subscription receivable of $50,000 and we used cash to increase restricted cash balance by $2,587,917, we used cash for the repayment of loans of $13,808,178, the payment of offering costs of $1,909,936 and the payment of acquisition payables of $852,157.

We currently generate cash flow from our operating activities which we believe will be sufficient to sustain current level of operations for at least the next twelve months.

2009 Offering

On October 22, 2009, pursuant to a Subscription Agreement (the “Subscription Agreement”) between the Company and certain investors named in the Subscription Agreement, we completed an offering of the sale of Units for gross proceeds of $15,096,011, each Unit consisting of 50,000 ordinary shares, par value $0.001 per share and five-year Investor Warrants to purchase 25,000 ordinary shares of the Company, at an exercise price of $6.00 per share.  Additionally, on November 2, 2009, we entered into and closed on the second and final round of a private placement by raising gross proceeds of $1,915,003 through the sale of Units pursuant to the Subscription Agreement. Together with the first closing on October 22, 2009, we raised aggregate gross proceeds of $17,011,014 from the financing, and issued 5,670,339 ordinary shares and 2,835,177 Investor Warrants.

Additionally, our majority shareholder, Proud Glory Limited, of which our chief executive officer and director Mr. Zhide Jiang is the managing director, entered into a Lock-Up Agreement with the Company whereby Proud Glory Limited agreed it will not, offer, pledge, sell or otherwise dispose of any ordinary shares or any securities convertible into or exercisable or exchangeable for ordinary shares during the period beginning on and including the date of the final closing of the financing for a period of eighteen (18) months.

Pursuant to an Investor Relations Escrow Agreement, amongst us, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), we placed a total of $120,000 in an escrow account with our counsel to be used for the payment of investor relation fees.  Additionally, pursuant to a Going Public Escrow Agreement, amongst us, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), we placed a total of $1,000,000 from the offering proceeds with our counsel to be used for the payment of fees and expenses related to becoming a public company and listing its ordinary shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to us. At December 31, 2010, we had restricted cash held in escrow of $675,656.

Inflation

Inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the consumer price index in China rose 4.8% and 5.9% in 2007 and 2008, respectively, and decreased by 0.7% in 2009. In September 2010, the consumer price index increased by 2.9% as compared to September 2009. Although we have not in the past been materially affected by inflation, we may be affected in the future by higher rates of inflation in China. For example, certain operating costs and expenses, such as personnel expenses, travel expenses and office operating expenses may increase as a result of higher inflation. Additionally, because a substantial portion of our assets consists of cash and cash equivalents, high inflation could significantly reduce the value and purchasing power of these assets.

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2010 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +

Contractual Obligations :
Land use rights acquisition (1)	$7,900,000	7,900,000	—	—	—
Equipment purchase payments due (2)	2,976,000	2,976,000
Total Contractual Obligations:	$10,876,000	$10,876,000	$—	$—	$—

(1)
In connection with the construction of our new production and storage facility, during 2010, we obtained certain land use certificates to use the underlying land. In connection with the use of this land use right, we are still negotiating the amount that we will pay for the land use right. We have estimated that we will be required to pay approximately $7,900,000 prior to the third quarter of 2011 to obtain the respective land use right certificate.

(2)	Represents amounts due for equipment acquired and installed at December 31, 2010 which is included in accounts payable.

OFF-BALANCE SHEET ARRANGEMENTS

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No applicable to a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Prior to our reverse acquisition transaction with Merit Times, our independent registered public accounting firm was PMB Helin Donovan, LLP (“PMB”), while Merit Time’s independent registered public accounting firm was Sherb & Co., LLP. On October 22, 2009, concurrent with the change in control transaction discussed above, our board of directors approved the dismissal of PMB, as our independent auditor, effective immediately. Concurrent with the decision to dismiss PMB as our independent auditor, our board of directors elected to continue the existing relationship of Merit Times with Sherb & Co., LLP as our independent auditor.

PMB’s reports on the financial statements of the Company for the years ended December 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit and review of the financial statements of the Company through October 22, 2009, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with PMB’s opinion to the subject matter of the disagreement.

In connection with our audited financial statements for the years ended December 31, 2008 and 2007 and interim unaudited financial statement through October 22, 2009, there have been no reportable events with us as set forth in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2008 and 2007 and through October 22, 2009, neither us nor anyone acting on our behalf consulted Sherb & Co., LLP with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that Sherb & Co., LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

We provided PMB with a copy of this disclosure on October 22, 2009, providing PMB with the opportunity to furnish us with a letter addressed to the SEC stating whether it agrees with the statement made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A letter from PMB dated October 23, 2009 was filed by us as Exhibit 16.1 to our current report on Form 8-K on October 27, 2009.

ITEM 9A.CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. During 2010 we engaged an international accounting and consulting firm to review existing controls and provide suggestions to improve out controls.  We are in the process of evaluating these suggestions and implementing those procedures that will improve existing controls. Based on that assessment, our management has determined that as of December 31, 2010, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the name, age, and position of our executive officers and directors. Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our shareholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION	Date of Appointment
Zhide Jiang	52	President, Chief Executive Officer and Chairman of the Board of Directors	October 22, 2009
Adam Wasserman	46	Chief Financial Officer	June 22, 2010
Lili Jiang	32	Director	May 28, 2010
Barry Shapiro	69	Director, Chair of the Audit Committee and Member of the Governance and Nominating Committee	May 28, 2010
Chengrong Wang	52	Director, Member of the Audit Committee, and Chair of the Compensation Committee and the Governance and Nominating Committee	May 28, 2010
Maosen Cui	46	Director and Member of the Audit Committee and the Governance and Nominating Committee	May 28, 2010

Zhide Jiang, President, Chief Executive Officer and Chairman

Mr. Jiang has been our President and Chief Executive Officer since October 22, 2009. He was also appointed as Chairman of our Board of Directors on November 7, 2009. He is the founder and has served as the chairman of the board of directors of Shandong Longkang Juice Co., Ltd., formerly known as Laiyang Tianfu Fruit Juice Co., since November 2004. From November 1992 to December 2004, Mr. Jiang served as the deputy secretary of the party committees and director of commerce committee of Tuanwang Town government, Laiyang city in Shandong province. From January 1997 to December 2004, he was appointed by the local government to serve as the legal representative of Shandong Tianfu Group, Laiyang Tianfu Beverage Co., Ltd. and Yantai Tianfu Alcohol Co., Ltd., which are collective enterprises in China. Mr. Jiang served as Chairman for Laiyang Starch Factory and Laiyang Second Alcohol Brewing Co., Ltd. from April 1984 to October 2004. He was an engineer for Laiyang Agricultural Machinery Co., Ltd. from September 1976 to March 1984. He graduated from Wuxi University in 1976. We believe that Mr. Jiang’s experience in the fruit juice processing industry and educational background qualify him to serve as a president, chief executive officer and chairman of the board of directors of the Company.

Adam Wasserman, Chief Financial Officer

Mr. Wasserman has been our Chief Financial Officer since June 22, 2010. He has been an integral member of executive management responsible for financial and accounting. He has a strong background in financial reporting, budgeting and planning, mergers and acquisitions, auditing, accounting, automated systems, banking relations and internal controls.  Mr. Wasserman has substantial experience with SEC filings such as initial public offerings, 10-Ks and 10-Qs.  Mr. Wasserman has a strong background in serving companies located in China, and has been extensively involved in managing private-to-public projects and providing consulting services to public companies in China since 1999.

Mr. Wasserman is chief executive officer for CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 60% of such businesses, respectively.  CFO Oncall, Inc. provides chief financial officer services to various companies. Mr. Wasserman has served as the Chief Financial Officer of Transax International Limited since May 2005 and Gold Horse International, Inc. since July 2007 to the present.  Mr. Wasserman also served as Chief Financial Officer for Lotus Pharmaceuticals, Inc. from October 2006 to April 2009, China Wind Systems, Inc. in 2007 and 2008, Genesis Pharmaceuticals Enterprises, Inc. from October 2001 until October 2007, and all under the terms of the consulting agreement with CFO Oncall, Inc.

From 1991 to 1999, he was Senior Audit Manager at American Express Tax and Business Services, in Fort Lauderdale, Florida, where his responsibilities included supervising, training and evaluating senior staff members, work paper review, auditing, maintaining positive client relations, preparation of tax returns and preparation of financial statements and the related footnotes. From 1986 to 1991, he was employed by Deloitte & Touche, LLP. During his employment, his significant assignments included audits of public (SEC reporting) and private companies, tax preparation and planning, management consulting, systems design, staff instruction, and recruiting.

Mr. Wasserman holds a Bachelor of Science from the State University of New York at Albany. He is a CPA (New York) and a member of The American Institute of Certified Public Accountants, is a director, treasurer and an executive board member of Gold Coast Venture Capital Association and is a director and audit committee member of China Direct Industries, Inc., a NASDAQ listed company, since January 2010 and Bohai Pharmaceuticals Group, Inc, since July 12, 2010.

Lili Jiang, Director

Ms. Jiang has been a director of the Company since May 28, 2010. She has served as Deputy General Manager of Shandong Longkang Juice Co., Ltd. since 2004 and is in charge of the Sales and Marketing Department. With twelve years of extensive experience and know-how of our business, Ms. Jiang has established solid customer base, strong and dynamic sales teams with demonstrated excellent sales records, and made significant contribution to the Company’s growth. She obtained a master degree from University of Leicester in business analysis and finance in 2004 and a bachelor degree from Yantai University in business administration in 2000. We believe that Ms. Jiang’s experience in sales and educational background qualify her to serve as a director.

Barry Shapiro, Director, Chair of the Audit Committee and Member of the Governance and Nominating Committee

Mr. Shapiro has been a director of the Company since May 28, 2010. Since May 2010 Mr. Shapiro is a managing member of Roadside Transportation LLC, a newly formed entity which is an authorized sales representative of an unrelated provider of roadside assistance services. He is a Certified Public Accountant licensed in Florida. Mr. Shapiro has been an audit partner since February 2007 with McGladrey & Pullen, a licensed CPA firm that provides assurance services and since September 2005 as a managing director with RSM McGladrey, a professional services firm providing tax and consulting services. In July 2009, Mr. Shapiro retired as a partner with McGladrey & Pullen and as a managing director with RSM McGladrey. From 1990 through February 2007 he was an audit partner with Millward & Co., an accounting and auditing firm in Fort Lauderdale, Florida. In 1998, American Express Tax & Business Services (TBS) acquired the tax and consulting practices of Millward & Co. and from 1998 to September 2005 he was a managing director of TBS.

Mr. Shapiro has more than forty years experience in accounting and auditing, with requisite professional certification. This background has provided Mr. Shapiro with financial sophistication and financial oversight responsibilities. Mr. Shapiro has an understanding of generally accepted accounting principles and financial statements and the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves. He has experience in preparing, auditing, analyzing or evaluating financial statements, understanding internal controls and procedures for financial reporting and has actively supervised people engaged in such activities. We believe that this significant experience qualifies him to serve as a director.

Chengrong Wang, Director, Member of the Audit Committee, and Chair of the Compensation Committee and the Governance and Nominating Committee

Mr. Wang has been a director of the Company since May 28, 2010. From November 1999 to the present, Mr. Wang serves as the professor and director of the Study and Research Department of deep processing technologies of the fruits and vegetables in Agriculture University of Qingdao. From October 1993 to October 1999, he was the associate professor of the Food Science and Technologies Department of Laiyang Agriculture College. From September 1988 to February 1993, Mr. Wang served as a director of the Teaching and Research Section of Fruits Storage and Processing Technologies, Agriculture Department of Laiyang Agriculture College. From October 1993 to October 1984, he was a teacher in the Agriculture Department of Laiyang Agriculture College. Mr. Wang obtained a master degree in Agricultural products’ storage and processing technologies from Beijing Agricultural University in 1988 and a bachelor degree in fruits planting from Laiyang Agriculture College in 1982.

Mr. Wang won the 2nd Prize of Technical Invention of Shandong Province in 2006, awarded by the People’s Government of Shandong province, regarding Apple Hybridization Technologies for High Acid Degree. From 1999 to 2009, Mr. Wang was in charge of approximately 15 scientific and technical research projects funded by national and provincial authorities totaling 5 million RMB, including the Production and Processing Technologies of Laiyang Pear, the Storage and Keeping Fresh Technologies of Laiyang Pear, and Deep Processing Technologies of Laiyang Pear’s fruit.

Mr. Wang wrote two books which are “Commercial Theories of Agriculture Products,” published by China Agriculture Publishing House in August 2007 and “The Integrated Applications of Agriculture Related Products,” published by China Agriculture Publishing House in September 2009.

As an outstanding scientist specializing in the fruit and vegetable processing technologies, we believe that Mr. Wang will provide valuable advice to our research and development programs, technical instructions and production technologies and qualify him to serve as a director.

Maosen Cui, Director and Member of the Audit Committee and the Governance and Nominating Committee

Mr. Cui has been a director of the Company since May 28, 2010. Mr. Cui has served as Professor and director of the Study and Research Department at Qingdao Agriculture University since 2003. From 1988 to 2003, he was a teacher at the Party School of Shandong Province. Mr. Cui obtained a master degree from Peking University in economics in 1988 and a bachelor degree from Shandong Economic College in 1985. Mr. Cui specializes in marketing, especially in brand planning, developing and marketing. He published several books including Marketing and more than 30 theses in the marketing area. He has mentored and instructed marketing talents for many years, and several of his students are now actively serving in various industries for Fortune 500 companies.

As a well-known marketing expert, Mr. Cui is expected to provide valuable advice related to the marketing and branding strategies, which is essential to accomplish our growth plan in the near future and qualify him to serve as a director.

The Board of Directors and Committees

Subject to certain exceptions, under the listing standards of the NASDAQ Global Market, a listed company’s board of directors must consist of a majority of independent directors. Currently, our board of directors has determined that each of the non-management directors, Barry Shapiro, MaoSen Cui and ChengRong Wang, is an “independent” director as defined by the listing standards of NASDAQ Global Market currently in effect and approved by the U.S. Securities and Exchange Commission (“SEC”) and all applicable rules and regulations of the SEC. All members of the Audit, Compensation and Nominating Committees satisfy the “independence” standards applicable to members of each such committee. The board of directors made this affirmative determination regarding these directors’ independence based on discussions with the directors and on its review of the directors’ responses to a standard questionnaire regarding employment and compensation history; affiliations, family and other relationships; and transactions with the Company. The board of directors considered relationships and transactions between each director or any member of his immediate family and the Company and its subsidiaries and affiliates. The purpose of the board of director’s review with respect to each director was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent under the NASDAQ Global Market rules.

Audit Committee

We established our Audit Committee in May 2010. The Audit Committee consists of Barry Shapiro, MaoSen Cui and ChengRong Wang, each of whom is an independent director. Barry Shapiro, Chairman of the Audit Committee, is an “audit committee financial expert” as defined under Item 407(d) of Regulation S-K. The purpose of the Audit Committee is to represent and assist our board of directors in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee’s responsibilities include:

•
The appointment, replacement, compensation, and oversight of work of the independent auditor, including resolution of disagreements between management and the independent auditor regarding financial reporting, for the purpose of preparing or issuing an audit report or performing other audit, review or attest services.

•
Reviewing and discussing with management and the independent auditor various topics and events that may have significant financial impact on our company or that are the subject of discussions between management and the independent auditors.

The board of directors has adopted a written charter for the Audit Committee. A copy of the Audit Committee Charter is posted on our corporate website at: www.orientaldragon.com.

Compensation Committee

We established our Compensation Committee in May 2010. The Compensation Committee consists of only one person, Mr. ChengRong Wang, who is an independent director. Mr. ChengRong Wang is the Chairman of the Compensation Committee. The Compensation Committee is responsible for the design, review, recommendation and approval of compensation arrangements for our directors, executive officers and key employees, and for the administration of our equity incentive plans, including the approval of grants under such plans to our employees, consultants and directors. The Compensation Committee also reviews and determines compensation of our executive officers, including our Chief Executive Officer. The board of directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter is posted on our corporate website at: www.orientaldragon.com.

Governance and Nominating Committee

The Governance and Nominating Committee consists of Barry Shapiro, MaoSen Cui and ChengRong Wang, each of whom is an independent director. ChengRong Wang is the Chairman of the Governance and Nominating Committee. The Governance and Nominating Committee assists in the selection of director nominees, approves director nominations to be presented for stockholder approval at our annual general meeting and fills any vacancies on our board of directors, considers any nominations of director candidates validly made by stockholders, and reviews and considers developments in corporate governance practices. The board of directors has adopted a written charter for the Nominating Committee.  A copy of the Governance and Nominating Committee Charter is posted on our corporate website at: www.orientaldragon.com.

Family Relationships

Lili Jiang, our Director, is the daughter of Zhide Jiang, a principal stockholder, President, Chief Executive Officer and Chairman of the Board of Directors of the Company. There are no other family relationships among any of the directors and executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, our directors and officers have not been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, nor has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” our directors and officer have not been involved in any transactions with us or any of our affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Business Conduct and Ethics

On May 28, 2010, our board of directors amended and restated its Code of Business Conduct and Ethics, which applies to all directors, officers and employees. The purpose of the Code is to promote honest and ethical conduct. A copy of the Code is posted on our corporate website located at www.orientaldragon.com.  The Code is available in print, without charge, upon written request to us at Oriental Dragon Corporation, Attention: Secretary, No. 48 South Qingshui Road, Laiyang City, Shandong 265200, People’s Republic of China.  We intend to post promptly any amendments to or waivers of the Code on our corporate website.

ITEM 11.EXECUTIVE COMPENSATION.

Summary Compensation Table— Fiscal Years Ended December 31, 2010, 2009 and 2008

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position (1)	Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph R. Rozelle,
former CEO and	2008	0	0	0	0	0	0	0	0
Director (1)	2009	0	0	0	0	0	0	0	0

David Richardson,
former Director (1)	2008	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Zhide Jiang,
President, CEO and	2008	5,010	0	0	0	0	0	0	5,010
Director (2)	2009	4,768	0	0	0	0	0	0	4,768
	2010	268,480	0	0	0	0	0	0	268,480
Adam Wasserman, CFO (3)	2009	0	0	12,000	0	0	0	6,000	18,000
	2010	30,600	0	16,000	0	0	0	18,000	64,600

(1)
On October 22, 2009, Joseph R. Rozelle and David Richardson tendered their resignations from all offices held in the Company, effective immediately, and from the board of directors effective November 7, 2009, which was within 10 days of filing an information statement required by Rule 14f-1 promulgated under the Exchange Act.

(2)
On October 22, 2009, Zhide Jiang was elected as the President and Chief Executive Officer of the Company effective immediately. He was also appointed as Chairman of the Board of Director of the Company effective November 7, 2009, which was within 10 days of filing an information statement required by Rule 14f-1 promulgated under the Exchange Act.

(3)
On June 22, 2010, Adam Wasserman was elected as the Chief Financial Officer of the Company effective immediately.  For the period from November 1, 2009 to June 21, 2010, Mr. Wasserman served as a consultant to the Company performing financial reporting services. For 2010, Mr. Wasserman was paid cash or earned salary of $30,600, received cash as a consulting fee of $18,000, received 4,000 ordinary shares of the Company valued at $3.00 per share and is owed ordinary shares with a fair value of $4,000 at December 31, 2010.  In 2009, Mr. Wasserman received cash of $6,000 as a consulting fee for financial reporting services rendered and he received 4,000 ordinary shares of the Company at $3.00 per share. Currently, Mr. Wasserman’s compensation is paid to CFO Oncall, Inc. or CFO Oncall Asia, Inc. where he serves as Chief Executive Officer and he owns 80% and 60%, respectively.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2010.

Employment Agreements

On June 22, 2010, Mr. Wasserman entered into an employment agreement (the “Wasserman Employment Agreement”) with the Company for the appointment as the Chief Financial Officer of the Company for a term of one year which may be extended for additional terms by mutual agreement of the parties. Pursuant to the Wasserman Employment Agreement, Mr. Wasserman will receive base salary of $60,000 per year, payable in equal monthly installments. Mr. Wasserman shall also be granted the Company’s ordinary shares in the amount of $6,000 (the “Compensation Shares”) payable on the first day of each quarter beginning November 1, 2010 (the “Share Payable Date”). The per share price of the Compensation Shares shall be the closing bid price of the Company’s ordinary shares on the date that is three (3) trading days prior to the Share Payable Date. From the second year of the employment term, the Board of Directors of the Company may increase the base salary and issue certain warrants to Mr. Wasserman based on the annual assessment of his performance. The Board of Directors approved the Wasserman Employment Agreement on June 22, 2010.

Currently, Mr. Wasserman’s compensation is paid to CFO Oncall, Inc. or CFO Oncall Asia, Inc. where he serves as Chief Executive Officer and he owns 80% and 60%, respectively.

On August 3, 2010, we entered into director agreements with our three independent directors for a period of one year from June 1, 2010 to May 31, 2011. We will pay a cash payment of $30,000 per year to be paid quarterly to Barry Shapiro, $15,000 per year to be paid semi-annually to Mr. Chengrong Wang, and $10,000 per year to be paid semi-annually to Mr. Maosen Cui, commencing on June 1, 2010. Additionally, we will reimburse the independent directors for all reasonable out-of-pocket expenses incurred by the independent directors in attending any in-person meetings, provided that the independent director complies with the generally applicable policies, practices and procedures of the Company for submission of expense reports, receipts or similar documentation of such expenses. Any reimbursements for allocated expenses (as compared to out-of-pocket expenses of the Director) must be approved in advance by the Company. We have also agreed to maintain a director and officer insurance policy with a minimum coverage of $3 million.

We currently have not entered into director agreement with Ms. Lili Jiang, a member of the board of directors, and we will not pay any compensation for her director services.

Compensation of Directors

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2010 by the member of our board of directors whose compensation is not included in the summary compensation table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Barry Shapiro	17,500	—	—	—	17,500
Chengrong Wang	8,750	—	—	—	8,750
Maosen Sui	5,833	—	—	—	5,833
Lili Jiang	—	—	—	—	—

Compensation Committee Interlocks and Insider Participation

During the last fiscal year we did not have a standing Compensation Committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee.

Indemnification of Directors and Executive Officers and Limitation of Liability

Cayman Islands law does not limit the extent to which a company’s articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime.  Our articles of association provide for indemnification of our officers and directors for any liability incurred in their capacities as such, except through their own willful negligence or default.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each shareholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 27,501,171 ordinary shares issued and outstanding on a fully converted basis as of the date hereof.

Name and Address of Beneficial Owner (1)(2)	Title	Shares of Common Stock Beneficially Owned		Percent of Class Beneficially Owned (3)

Directors and Executive Officers
Zhide Jiang (4)(5) No. 48 South Qingshui Road Laiyang City, Shandong 265200 People’s Republic of China	President, Chief Executive Officer and Chairman of the Board of Directors	11,306,666		41.11%

Adam Wasserman (8) 1643 Royal Grove Way Weston, FL 33327	Chief Financial Officer	12,500		*

Lili Jiang No. 48 South Qingshui Road Laiyang City, Shandong 265200 People’s Republic of China	Director	—		—

Barry Shapiro 905 SE 1 Way Deerfield Beach, FL 33433	Director	—		—

ChengRong Wang 700 Great Wall Road, Chengyang District, Qingdao, Shandong 266109, China	Director	—		—

MaoSen Cui 700 Great Wall Road, Chengyang District, Qingdao, Shandong 266109, China	Director	—		—

Officers and Directors as a Group (a total of 6 persons)		11,306,666		41.11%

5% Owners

Access America Fund LP (6) 11200 Westheimer #508 Houston TX 77042		2,114,004		7.51%

Chen Han Qing (7) 40 Hao Tai Hu Hong Qiao Hua Yuan Wu Xi Shi, Jiang Su Province, 241000 People’s Republic of China		1,500,000	(4)	5.36%

* Less than 1%.

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

(3)
Applicable percentage of ownership is based on 27,501,171 ordinary shares outstanding as of the date hereof together with securities exercisable or convertible into ordinary shares within sixty (60) days as of the date hereof for each shareholder.

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

(7)	The number of shares beneficially owned by Chen Han Qing includes Warrants to purchase 500,000 ordinary shares at $6.00 per share.

(8)	2,500 shares are held by Adam Wasserman and 10,000 shares are held in the name of CFO Oncall Asia, Inc. of which Mr. Wasserman is a 60% owner and chief executive officer.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Reorganization Related Transactions

Merit Times owns 100% of the issued and outstanding capital stock of MeKeFuBang.  On December 20, 2010, MeKeFuBang entered into a series of contractual agreements (which replaced similar agreements dated June 10, 2010) with Longkang, and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang and has the right to appoint all executives and senior management and the members of the board of directors of Longkang. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and VIE Option Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang for an annual fee in the amount of Longkang’s yearly net profits after tax. Additionally, Longkang’s shareholders have pledged their rights, titles and equity interests in Longkang as security for MeKeFuBang to collect consulting and services fees provided to Longkang through an Equity Pledge Agreement. In order to further reinforce MeKeFuBang’s rights to control and operate Longkang, Longkang’s shareholders have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang through the VIE Option Agreement.

On June 10, 2009, the Chairman and the major shareholder of Longkang, Mr. Zhide Jiang, as a PRC citizen, entered into a call option agreement (“Original Option Agreement”) with Mr. Chee Fung Tang, a Hong Kong passport holder (“Hong Kong Resident”) and the Merit Times Shareholders. Under the Original Option Agreement, Mr. Jiang shall agree to serve as CEO, director or other officer of Merit Times for a certain period of time; and in anticipation of Mr. Jiang’s continuance contributions to the companies including Merit Times and Longkang, if the companies meet certain thresholds of the revenue conditions, Mr. Jiang shall have rights and options to be transferred the shares of Merit Times at a nominal price. In addition, Original Option Agreement also provides that Mr. Tang shall not dispose any of the shares of Merit Times without Mr. Jiang’s consent.

On August 5, 2009, Mr. Tang, a Hong Kong resident and the sole shareholder of Proud Glory Limited (a BVI company, which became the major shareholder of Merit Times after Merit Times recapitalized), entered into a new incentive option agreement (“Proud Glory Option Agreement”) with Mr. Jiang.

Pursuant to Proud Glory Option Agreement, the Original Option Agreement was terminated on the effective date of Proud Glory Option Agreement. The effective date of Proud Glory Option Agreement is October 22, 2009.

Under the Proud Glory Option Agreement, for at least three years, Mr. Jiang shall serve as managing director or other officer of Merit Times; and in anticipation of Mr. Jiang’s continuing contributions to the group including Merit Times, MeKeFuBang and Longkang, if the group meets certain thresholds of the revenue conditions, Mr. Jiang shall have rights and options to be transferred up to 100% shares of Proud Glory Limited at a nominal price within the next three years (the “Option”).

In addition, the Proud Glory Option Agreement also provides that Mr. Tang shall not dispose any of the shares of Proud Glory Limited without Mr. Jiang’s consent.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $109,456  for the fiscal year ended December 31, 2010 and $75,000 for the fiscal year ended December 31, 2009.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F- of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement by and between the Company and Merit Times International Limited, dated October 22, 2009 (2)
3.1	Memorandum of Association (1)
3.2	Amended and Restated Memorandum of Association (1)
3.3	Articles of Association (1)
3.4	Certificate of Incorporation on Change of Name (9)
4.1	Form of Warrant (2)
10.1	Consulting Services Agreement, dated December 20, 2010*
10.2	Operating Agreement, dated December 20, 2010*
10.3	Proxy Agreement, dated December 20, 2010*
10.4	Option Agreement, dated December 20, 2010*
10.5	Option Agreement, dated August 5, 2009 (2)
10.6	Equity Pledge Agreement, dated December 20, 2010*
10.7	Fund Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and American Stock Transfer & Trust Company as escrow agent, dated October 22, 2009 (2)
10.8	Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (2)
10.9	Holdback Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (2)
10.10	Going Public Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (4)
10.11	Make Good Escrow Agreement, amongst the Company, Make Good Shareholder, Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (4)
10.12	Lock-Up Agreement, by and between the Company and Lockup Stockholder, dated October 22, 2009 (2)
10.13	Translation of Land Lease with Yejiabo Village, Zhaowangzhuang Town of Laiyang City (4)
10.14	Translation of Land Lease with Dongwulong Village, Zhaowangzhuang Town of Laiyang City (4)
10.15	Translation of Land Lease with JiadianVillage, Bolinzhuang Town of Laiyang City (4)
10.16	Translation of Land Lease with Beixiaoping Village, Bolinzhuang Town of Laiyang City (4)
10.17	Translation of Land Lease with Zhaojiabuzi Village, Heluo Town of Laiyang City (4)
10.18	Translation of Land Lease with Luergang Village, Zhaowangzhuang Town of Laiyang City (4)
10.19	Translation of sales agreement with Shandong Zhanhua Haohua Fruit Juice Co., Ltd. (4)
10.20	Translation of sales agreement with Qingdao Dongxu Xinshen Trading Co. (4)
10.21	Translation of sales agreement with Yantai Jinyuan Food Co., Ltd. (4)
10.22	Translation of Cooperative Agreement – Contract of Orchard Contracting and Management (4)
10.23	Translation of Cooperative Agreement (4)
10.24	Employment Agreement between the Company and Larry X. Chin (5)
10.25	Construction contract dated December 25, 2009 (6)
10.26	Employment Agreement with Adam Wasserman (7)
10.27	Patent Licensing Agreement with Zhide Jiang (7)
10.28	Director Agreement with Mr. Barry Shapiro (8)
10.29	Director Agreement with Mr. Chengrong Wang (8)
10.30	Director Agreement with Mr. Maosen Cui (8)
14.1	Code of Business Conduct and Ethics*
21.1	List of subsidiaries of the Registrant (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Translation of Exclusive producer license from Laiyang city government (4)
99.2	Translation of 2006 – 2008 China’s Fruit Processing Industry Report issued by Beijing Business & Intelligence Consulting Co. Ltd. (“BBIC report”) (11)
99.3	Translation of Scientific and Technological Achievement Certificate - Technology Research and Applications of Laiyang Pear Juice Concentrate’s Effective Health and Medical Functions (10)
99.4	Translation of Scientific and Technological Achievement Certificate - Production of Bio Animal Feed from Fermented Fruit and Vegetable Wastes (10)
99.5	Translation of Industry Analysis Report of China Laiyang Pear Related Products issued by Beijing Zongheng Economy Research Institute (“Industry Analysis Report”) (10)
99.6	Translation of The Forecasting and Analysis Report of the Market and Investment Opportunities of China Fruit Juice Industry issued by China Economy Research Associates (“CERA report”) (10)

(1)	Incorporated herein by reference to the Form 10 Registration Statement filed on July 14, 2006.
(2)	Incorporated herein by reference to the current report on Form 8-K filed on October 27, 2009.
(3)	Incorporated herein by reference to the registration statement on Form S-1 filed on November 20, 2009.
(4)	Incorporated herein by reference to the registration statement on Form S-1/A filed on January 20, 2010.
(5)	Incorporated herein by reference to the current report on Form 8-K filed on January 28, 2010.
(6)	Incorporated herein by reference to the annual report on Form 10-K filed on March 31, 2010.
(7)	Incorporated herein by reference to the registration statement on Form S-1/A filed on July 7, 2010.
(8)	Incorporated herein by reference to the current report on Form 8-K filed on August 5, 2010
(9)	Incorporated herein by reference to the current report on Form 8-K filed on September 8, 2010
(10)	Incorporated herein by reference to the registration statement on Form S-1/A filed on September 24, 2010.
(11)	Incorporated herein by reference to the registration statement on Form S-1/A filed on November 2, 2010.
*	Filed herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL DRAGON CORPORATION

Date: March 31, 2011	By:	/s/ Zhide Jiang
Zhide Jiang
Chief Executive Officer, President and Chairman of the Board of Directors

Date: March 31, 2011	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer and
Principal Accounting Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhide Jiang	President, Chief Executive Officer and	March 31, 2011
Zhide Jiang	Chairman of the Board of Directors

/s/ Adam Wasserman	Chief Financial Officer and	March 31, 2011
Adam Wasserman	Principal Accounting Officer

/s/ Lili Jiang	Director	March 31, 2011
Lili Jiang

/s/ Barry Shapiro	Director	March 31, 2011
Barry Shapiro

/s/ ChengRong Wang	Director	March 31, 2011
ChengRong Wang

/s/ MaoSen Cui	Director	March 31, 2011
MaoSen Cui

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Oriental Dragon Corporation and Subsidiaries
Laiyang, China

We have audited the accompanying consolidated balance sheets of Oriental Dragon Corporation and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years ended December 31, 2010 and 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oriental Dragon Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
March 30, 2011

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,670,666	$26,574,338
Cash - restricted	675,656	2,587,916
Inventories, net of reserve for obsolete inventory	16,239,577	13,345,511
Prepaid VAT on purchases	446,677	82,330
Prepaid expenses and other	35,115	—
Deferred income taxes	61,719	59,685

Total Current Assets	65,129,410	42,649,780

PROPERTY AND EQUIPMENT, net	19,586,350	7,397,661

OTHER ASSETS:
Land use rights, net	15,750,747	15,779,542
Deferred income taxes - net of current portion	802,352	835,586

Total Assets	$101,268,859	$66,662,569

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,050,730	$540,830
Accrued expenses	1,055,593	1,392,155
Income taxes payable	8,509,308	4,819,891
Other taxes payable	69,935	31,317

Total Current Liabilities	13,685,566	6,784,193

COMMITMENT

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized,
none issued and outstanding at December 31, 2010 and 2009)	—	—
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,499,171 and 27,491,171
shares issued and outstanding at December 31, 2010 and 2009, respectively)	27,499	27,492
Additional paid-in capital	16,355,307	16,331,315
Retained earnings	62,385,882	38,080,824
Statutory and non-statutory reserves	3,875,734	2,949,814
Accumulated other comprehensive income - cumulative foreign currency translation adjustment	4,938,871	2,488,931

Total Shareholders' Equity	87,583,293	59,878,376

Total Liabilities and Shareholders' Equity	$101,268,859	$66,662,569

See notes to consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2010	2009

NET REVENUES	$105,543,798	$82,627,335

COST OF REVENUES	68,250,883	59,566,445

GROSS PROFIT	37,292,915	23,060,890

OPERATING EXPENSES:
Selling	497,056	456,024
Research and development	147,520	1,408,501
General and administrative	2,926,450	1,929,938

Total Operating Expenses	3,571,026	3,794,463

INCOME FROM OPERATIONS	33,721,889	19,266,427

OTHER INCOME (EXPENSE):
Interest income	134,440	62,512
Interest expense	(22,515)	(335,560)
Loss from foreign currency	(45,497)	—

Total Other Income (Expense)	66,428	(273,048)

INCOME BEFORE PROVISION FOR INCOME TAXES	33,788,317	18,993,379

(PROVISION FOR) BENEFIT FROM INCOME TAXES:
Current	(8,497,140)	(4,817,299)
Deferred	(60,199)	894,789

Total Provision for Income Taxes	(8,557,339)	(3,922,510)

NET INCOME	$25,230,978	$15,070,869

COMPREHENSIVE INCOME:
NET INCOME	$25,230,978	$15,070,869

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	2,449,940	75,088

COMPREHENSIVE INCOME	$27,680,918	$15,145,957

NET INCOME PER ORDINARY SHARE:
Basic	$0.92	$0.67
Diluted	$0.92	$0.67

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic	27,496,519	22,495,050
Diluted	27,496,519	22,495,050

See notes to consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2010 and 2009

	Ordinary Shares		Additional			Statutory and	Accumulated Other	Total
	Number of		Paid-in	Subscription	Retained	Non-Statutory	Comprehensive	Shareholders'
	Shares	Amount	Capital	Receivable	Earnings	Reserves	Income	Equity

Balance, December 31, 2008	21,333,332	$21,333	$1,236,396	$(50,000)	$23,009,955	$2,949,814	$2,413,843	$29,581,341

Reorganization of Company	487,500	488	(488)	50,000	—	—	—	50,000

Sale of ordinary shares	5,670,339	5,671	17,005,343	—	—	—	—	17,011,014

Offering costs	—	—	(1,909,936)	—	—	—	—	(1,909,936)

Comprehensive income:
Net income for the year	—	—	—	—	15,070,869	—	—	15,070,869

Foreign currency translation adjustment	—	—	—	—	—	—	75,088	75,088

Total comprehensive income	—	—	—	—	—	—	—	15,145,957

Balance, December 31, 2009	27,491,171	27,492	16,331,315	—	38,080,824	2,949,814	2,488,931	59,878,376

Common stock issued for services	8,000	7	23,992	—	—	—	—	23,999

Adjustment to statutory reserves	—	—	—	—	(925,920)	925,920	—	—

Comprehensive income:
Net income for the year	—	—	—	—	25,230,978	—	—	25,230,978

Foreign currency translation adjustment	—	—	—	—	—	—	2,449,940	2,449,940

Total comprehensive income	—	—	—	—	—	—	—	27,680,918

Balance, December 31, 2010	27,499,171	$27,499	$16,355,307	$—	$62,385,882	$3,875,734	$4,938,871	$87,583,293

See notes to consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,230,978	$15,070,869
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,123,207	948,579
Amortization of land use rights	552,771	547,750
Stock-based compensation	24,000	—
Deferred income taxes	60,199	(894,789)
Changes in assets and liabilities:
Accounts receivable	—	5,112,699
Inventories	(2,379,039)	2,282,001
Prepaid and other current assets	(34,358)	996,118
Prepaid VAT on purchases	(352,651)	351,682
Accounts payable	433,576	(512,258)
Accrued expenses	(386,730)	1,120,405
Other taxes payable	36,625	31,301
Income taxes payable	3,438,286	2,446,481

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,746,864	27,500,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,789,839)	(863,047)

NET CASH USED IN INVESTING ACTIVITIES	(9,789,839)	(863,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	17,011,014
Increase in cash - restricted	—	(2,587,917)
Decrease in cash - restricted	1,912,260	—
Payment of offering costs	—	(1,909,936)
Proceeds from subscription receivable	—	50,000
Payment on loan payable	—	(13,808,178)
Payment on acquisition payables	—	(852,157)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,912,260	(2,097,174)

EFFECT OF EXCHANGE RATE ON CASH	1,227,043	4,863

NET INCREASE IN CASH	21,096,328	24,545,480

CASH - beginning of year	26,574,338	2,028,858

CASH - end of year	$47,670,666	$26,574,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$22,515	$335,560
Income taxes	$5,058,854	$2,370,618

Non-cash investing and financing activities:
Common stock issued for accounts payable	$12,000	$—
Increase in accounts payable for purchase of property and equipment	$2,975,888	$—

See notes to consolidated financial statements.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Oriental Dragon Corporation (the ‘Company”) was formed under the laws of the Cayman Islands on March 10, 2006 under the name of Emerald Acquisition Corporation.  Effective on August 27, 2010, the Company’s corporate name was changed to Oriental Dragon Corporation.  On October 22, 2009, the Company acquired Merit Times International Limited (“Merit Times”) in a reverse acquisition transaction. Merit Times was established on February 8, 2008, under the laws of British Virgin Islands. Pursuant to a share exchange agreement in this reverse acquisition transaction, the Company issued an aggregate of 21,333,332 ordinary shares to the shareholders of Merit Times, their designees or assigns in exchange for all of the issued and outstanding capital stock of Merit Times.  On October 22, 2009, the Share Exchange closed and Merit Times became the Company’s wholly-owned subsidiary. Merit Times owns 100% of the outstanding capital stock of Shandong Mekefubang Food Limited (“Mekefubang”), a wholly foreign owned enterprise incorporated on June 9, 2009 under the laws of the People’s Republic of China (PRC).

Prior to the Exchange Agreement, there were 1,281,500 Ordinary Shares issued and outstanding. Pursuant to the terms of the Exchange Agreement, a shareholder of the Company cancelled a total of 794,000 Ordinary Shares of the Company.  Following the combination prior to the Offering, there are 21,820,832 Ordinary Shares of the Company issued and outstanding.

Presently all of the Company’s business operations are carried out through Mekefubang and through Shandong Longkang Juice Co., Ltd., a limited liability company under the laws of China (“Longkang”).  Longkang was incorporated in Shandong province on November 22, 2004 with registered capital of RMB 10 million.

On June 10, 2009, Mekefubang entered into a series of contractual agreements (the “Contractual Arrangements”) with Longkang, and its five shareholders.  The Company does not own any equity interests in Longkang, but control and receive the economic benefits of its Longkang business operations through the Contractual Arrangements. The Contractual Arrangements are comprised of (1) a Consulting Services Agreement, through which the Mekefubanhitg has the right to advise, consult, manage and operate Longkang, and collect and own all of the net profits of Longkang; (2) an Operating Agreement, through which Mekefubang has the right to recommend director candidates and appoint the senior executives of Longkang, approve any transactions that may materially affect the assets, liabilities, rights or operations of Longkang, and guarantee the contractual performance by Longkang of any agreements with third parties, in exchange for a pledge by Longkang of its accounts receivable and assets; (3) a Proxy Agreement, under which the five owners of Longkang have vested their collective voting control over the Operating Entity to Mekefubang and will only transfer their respective equity interests in Longkang to Mekefubang or its designee(s); (4) a VIE Option Agreement, under which the owners of Longkang have granted Mekefubang the irrevocable right and option to acquire all of their equity interests in Longkang; and (5) an Equity Pledge Agreement, under which the owners of Longkang have pledged all of their rights, titles and interests in Longkang to Mekefubang to guarantee Longkang’s performance of its obligations under the Consulting Services Agreement. As a result of these Contractual Arrangements, which enables the Company to control Longkang and to receive, through its subsidiaries, all of its profits, the Company is considered the primary beneficiary of Longkang, which is deemed its variable interest entity (“VIE”). Accordingly, the Company consolidates Longkang’s results, assets and liabilities in its financial statements.

The Company, through its subsidiaries and variable interest entity, engages in the production of fruit juice concentrate in the PRC, specializing in processing, producing and distributing Laiyang Pear fruit juice concentrate. The Company is the only producer of Laiyang Pear fruit juice concentrate, which contains 46 kinds of mineral substances such as Organic Acid, Vitamin B1, B2, Vitamin C, Nicotinic Acid, Protocatechuic Acid, Carotene and mineral substances such as Calcium, Phosphorus and Iron, etc., and therefore is known for its taste, nutritional and medical benefits, and application in health supplements, pharmaceuticals, and the food and beverage industries.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Merit Times International Limited and Mekefubang, as well as the financial statements of Longkang.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Proxy Agreement – Under the proxy agreement, the five owners of Longkang have vested their collective voting control over the Operating Entity to Mekefubang and will only transfer their respective equity interests in Longkang to Mekefubang or its designee(s).

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2010 and 2009 include the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, and the valuation of stock-based compensation.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses, and advances to suppliers approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC.  Balances in banks in the PRC are uninsured.

Cash – restricted

As of December 31, 2010 and 2009, restricted cash consisted of cash deposits held with the Company’s legal counsel (see Note 6).

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of credit risk (continued)

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, and no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts. A significant portion of the Company's sales are collected immediately upon the delivery of the product to the customer since the demand for our products exceeds our current supply.

At December 31, 2010 and 2009, the Company’s cash balances by geographic area were as follows:

	December 31, 2010		December 31, 2009
Country:
China	$47,670,666	100.0%	$26,574,338	100.0%
Total cash and cash equivalents	$47,670,666	100.0%	$26,574,338	100.0%

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At December 31, 2010 and 2009, based on a review of its outstanding accounts receivable balances, the Company has not established an allowance for doubtful.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $95,777 and $92,619 at December 31, 2010 and 2009, respectively. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation, and storage fees.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis (after taking into account their respective estimated residual value) over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.  Included in property and equipment is construction-in-progress which consisted of  costs for a factory under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2010 and 2009.

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

Revenue recognition

Pursuant to the guidance of ASC Topic 605 and ASC Topic 360, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues from the sale of juice concentrate and animal bio feed upon shipment and transfer of title.

Shipping costs

Shipping costs are included in selling expenses and totaled $63,251 and $151,486 for the years ended December 31, 2010 and 2009, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the years ended December 31, 2010 and 2009, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $89,019 and $83,303, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying consolidated statements of income. For the years ended December 31, 2010 and 2009, advertising expense amounted to $14,782 and $99,622, respectively.

Research and development

Research and development costs are expensed as incurred. For the years ended December 31, 2010 and 2009, research and development costs amounted to $147,520 and $1,408,501, respectively.

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

Asset and liability accounts at December 31, 2010 and 2009 were translated at 6.6118 RMB to $1.00 and at 6.8372 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2010 and 2009 were 6.77875 RMB and 6.84088 RMB to $1.00, respectively.  Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

	Years Ended December 31,
	2010	2009
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$25,230,978	$15,070,869

Weighted average ordinary shares outstanding – basic	27,496,519	22,495,050
Effect of dilutive securities:
Warrants	—	—
Weighted average ordinary shares outstanding– diluted	27,496,519	22,495,050
Net income per ordinary share - basic	$0.92	$0.67
Net income per ordinary share - diluted	$0.92	$0.67

The Company's aggregate common stock equivalents at December 31, 2010 and 2009 include the following:

	2010	2009
Warrants	3,402,212	3,402,212
Total	3,402,212	3,402,212

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements.” This ASU changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments will now subject software-enabled products to other revenue guidance and disclosure requirements, such as guidance surrounding revenue arrangements with multiple-deliverables. The amendments in this ASU are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The adoption of the new ASU did not have any impact on the Company’s consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. The Company adopted the provisions of the standard on January 1, 2010, which did not have a material impact on its consolidated financial statements.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  This amendment addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events (paragraph 855-10-50-4).  All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The adoption of the new ASU did not have any impact on the Company’s consolidated financial statements.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2010, FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (ASC Topic 350). Under Topic 350 on goodwill and other intangible assets, testing for goodwill impairment is a two-step test. When a goodwill impairment test is performed (either on an annual or interim basis), an entity must assess whether the carrying amount of a reporting unit exceeds its fair value (Step 1). If it does, an entity must perform an additional test to determine whether goodwill has been impaired and to calculate the amount of that impairment (Step 2). The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. As we do not have any significant intangible assets, we believe that the impact of adopting this update will not be material on our consolidated results of operations and financial position.

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As we did not enter into any business combinations in fiscal year 2010, we believe that the adoption this update will not have any material impact on our financial statement disclosures. However, if we enter into material business combinations in the future, the adoption of this update may have significant impact on our financial statement disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - INVENTORIES

At December 31, 2010 and 2009, inventories consisted of the following:

	2010	2009
Raw materials	$108,930	$120,990
Finished goods	16,226,424	13,317,140
	16,335,354	13,438,130
Less: reserve for obsolete inventory	(95,777)	(92,619)
	$16,239,577	$13,345,511

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2010 and 2009, property and equipment consisted of the following:

	Useful Life (Years)	2010	2009
Office equipment and furniture	10	$126,235	$113,418
Manufacturing equipment	10	15,662,571	7,970,320
Vehicles	10	139,281	76,490
Construction in progress	—	90,274	863,511
Building and building improvements	10-20	9,601,870	3,095,281
		25,620,231	12,119,020
Less: accumulated depreciation		(6,033,881)	(4,721,359)
		$19,586,350	$7,397,661

For the years ended December 31, 2010 and 2009, depreciation expense amounted to $1,123,207 and $948,579, of which $905,559 and $666,176 is included in cost of sales, and $217,648 and $282,403 is included in general and administrative expenses, respectively.

NOTE 4 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  In additional to land use rights acquired in 2004, in 2008, the Company acquired land use rights for cash of 78,550,010 RMB (approximately $11,300,000) for 500 acres of plantation fields in Laiyang, China. The land contains Laiyang Pear plantations and will be used to supply pears to the Company for production. The Company’s land use rights have terms that expire in December 2037 through December 2054.  The Company amortizes these land use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor.  Through September 30, 2010, the pear orchards on this land did not produce any pears.  Accordingly, for the nine months ended September 30, 2010 and for the year ended December 31, 2009, the Company included the amortization of the respective land use rights in general and administrative expenses. Effective on October 1, 2010, upon the use of pears from the orchards in the production process, the Company reflected the amortization of these land use rights in cost of sales. For the years ended December 31, 2010 and 2009, amortization of land use rights amounted to $552,771 and $547,750, respectively.  At December 31, 2010 and 2009, land use rights consist of the following:

	Useful Life	2010	2009
Land Use Rights	30 - 50 years	$17,690,518	$17,107,320
Less: Accumulated Amortization		(1,939,771)	(1,327,778)
		$15,750,747	$15,779,542

Amortization of land use rights attributable to future periods is as follows:

Years ending December 31:
2011	$566,728
2012	566,728
2013	566,728
2014	566,728
2015	566,728
Thereafter	12,917,107
$15,750,747

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 4 – LAND USE RIGHTS (continued)

In connection with the construction of Company’s new production and storage facility, during 2010, the Company obtained certain land use certificates to use the underlying land. In connection with the use of this land use right, the Company is still negotiating the amount that it will pay for the land use right. The Company has estimated that it will be required to pay approximately $7,900,000 prior to the third quarter of 2011 to obtain the respective land use right certificate.

NOTE 5 – ACCRUED EXPENSES

At December 31, 2010 and 2009, accrued expenses consist of the following:

	2010	2009
Accrued research and development costs	$—	$877,552
Accrued payroll and employees benefit	924,459	424,208
Other	131,134	90,395
	$1,055,593	$1,392,155

NOTE 6 – CASH - RESTRICTED

Pursuant to an Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc. (“Grandview”), Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), the Company placed a total of $120,000 in an escrow account with its counsel to be used for the payment of investor relation fees. Additionally, pursuant to a Going Public Escrow Agreement, amongst the Company, Grandview, Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), the Company placed a total of $1,000,000 from the Offering proceeds with its counsel to be used for the payment of fees and expenses related to becoming a public company and listing its Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to the Company. At December 31, 2010 and 2009, cash - restricted amounted to $675,656 and $2,587,916, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

Common stock

In May 2010, the Company issued 8,000 shares of its common stock to its chief financial officer for services rendered pursuant to an engagement agreement. The shares were valued at fair value on the dates of grant of $24,000 and the Company recorded stock-based compensation of $12,000 and reduced accounts payable by $12,000.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

Warrants

Warrant activity for the years ended December 31, 2010 and 2009 is summarized as follows:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	3,402,210	$6.00	—	$—
Granted	—	—	3,402,210	6.00
Exercised	—	—	—	—
Forfeited	—	—	—	—
Balance at end of year	3,402,210	$6.00	3,402,210	$6.00

Warrants exercisable at end of year	3,402,210	$6.00	3,402,210	$6.00

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$6.00	3,402,210	4.06	$6.00	3,402,210	$6.00

NOTE 8 – INCOME TAXES

The Company accounts for income taxes pursuant to the accounting standards that require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the temporary differences from the deduction of depreciation and related expenses for income tax purposes as compared to financial statement purposes, are dependent upon future earnings. Accordingly, prior to 2010, the net deferred tax asset related to the temporary differences was fully offset by a valuation allowance. The Company’s operating affiliate is governed by the Income Tax Law of the People’s Republic of China. The Company and its wholly-owned subsidiary, Merit Times were incorporated in the Cayman Islands and British Virgin Islands (“BVI”), respectively. Under the current laws of the Cayman Islands and BVI, the two entities are not subject to income taxes.  Accordingly, the Company has not established a provision for current or deferred taxes for these jurisdictions.

Under the Income Tax Laws of PRC, since January 2008, Chinese companies are generally subject to an income tax at an effective rate of 25%, on income reported in the statutory financial statements after appropriate tax adjustments.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 8 – INCOME TAXES (continued)

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the China statutory rate and the actual tax provision:

	Years Ended December 31,
	2010	2009
Income tax provision at China statutory rate of 25%	$8,447,079	$4,748,345
Permanent difference - Non-deductible Cayman Island and BVI loss	111,154	44,715
Other	(894)	(1,668)
Decrease in valuation allowance		(868,882)
Total provision for income taxes	$8,557,339	$3,922,510

Tax provision (benefit):
Current	$8,497,140	$4,817,299
Deferred	60,199	(894,789)
	$8,557,339	$3,922,510

The Company’s deferred tax assets as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred tax asset:
Temporary differences (i)	$864,071	$895,271
Total gross deferred tax asset	864,071	895,271
Less: valuation allowance	—	—
Net deferred tax asset	$864,071	$895,271

Deferred tax asset:
Current	$61,719	$59,685
Long-term	802,352	835,586
Total deferred tax asset	$864,071	$895,271

(i) Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Prior to 2010, the Company had recognized, a valuation allowance for those deferred tax assets for which it is more likely than not that realization will not occur. The Company’s deferred tax asset relates to the temporary difference between the book and tax related to the depreciation of certain property and equipment.  In 2008, the deferred tax asset had been fully reserved with a valuation allowance as management of the Company had not determined if realization of these assets would occur in the future. Prior to 2009, management believed that the realization of income tax benefits from a temporary difference arising from the depreciation of certain property and equipment for financial statement purposes over the period from 2004 to 2009 as compared to the depreciation of the related asset over 20 years for income tax purposes appeared not more than likely due to the Company’s limited operating history, the fact that prior to 2007 the Company had no cooperative agreements for the acquisition of raw materials, and the Company had a limited number  of customers.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 8 – INCOME TAXES (continued)

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

NOTE 9 – MAJOR CUSTOMERS

For the years ended December 31, 2010 and 2009, eight and seven customers accounted for 95% and 100.0% of the Company’s revenues, respectively.  In 2010, no customer accounted for more than 16% of the Company’s net revenues. In 2009, no customer accounted for more than 17% of the Company’s net revenues.

NOTE 10  – STATUTORY AND NON-STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the years ended December 31, 2010 and 2009, statutory reserve activity is as follows:

	Statutory	Non-Statutory	Total
Balance – December 31, 2008	$622,823	$2,326,991	$2,949,814
Addition to reserves	—	—	—
Balance – December 31, 2009	622,823	2,326,991	2,949,814
Addition to reserves	925,920	—	925,920
Balance – December 31, 2010	$1,548,743	$2,326,991	$3,875,734

NOTE 11 – RESTRICTED NET ASSETS

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 11 – RESTRICTED NET ASSETS (continued)

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

ORIENTAL DRAGON CORPORATION CONDENSED PARENT COMPANY BALANCE SHEETS
	As of December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$996,143	$10,487,306
Cash – restricted	675,656	2,587,916
Prepaid expenses	5,000	—
Total Current Assets	1,676,799	13,075,222
Investments in subsidiaries at equity	86,032,447	46,906,159
Total Assets	$87,709,246	$59,981,381

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$125,953	$103,005
Total Current Liabilities	125,953	103,005

Shareholders' equity:
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,499,171 and 27,491,171 shares issued and outstanding at December 31, 2010 and 2009, respectively)	27,499	27,492
Additional paid-in capital	16,355,307	16,331,315
Statutory reserve	3,875,734	2,949,814
Retained earnings	62,385,882	38,080,824
Accumulated other comprehensive income	4,938,871	2,488,931
Total Shareholders' Equity	87,583,293	59,878,376
Total Liabilities and Shareholders' Equity	$87,709,246	$59,981,381

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 11 – RESTRICTED NET ASSETS (continued)

ORIENTAL DRAGON CORPORATION
CONDENSED PARENT COMPANY STATEMENTS OF INCOME

	For the Years Ended December 31,
	2010	2009
REVENUES	$—	$—

OPERATING EXPENSES:
General and administrative	445,370	178,861
Total Operating Expenses	445,370	178,861

LOSS FROM OPERATIONS	(445,370)	(178,861)

LOSS ATTRIBUTABLE TO PARENT ONLY	(445,370)	(178,861)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	25,676,348	15,249,730

NET INCOME	$25,230,978	$15,070,869

ORIENTAL DRAGON CORPORATION
CONDENSED PARENT COMPANY STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,230,978	$15,070,869
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in earnings of subsidiary	(25,676,348)	(15,249,730)
Stock-based compensation	24,000	—
Changes in assets and liabilities:
Prepaid expenses	(5,000)	—
Accounts payable	22,947	103,005
NET CASH USED IN OPERATING ACTIVITIES	(403,423)	(75,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment payments to subsidiaries	(11,000,000)	(2,000,000)
Decrease (increase) in cash – restricted	1,912,260	(2,587,916)
NET CASH USED IN INVESTING ACTIVITIES	(9,087,740)	(4,587,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of ordinary shares	—	17,011,014
Proceeds from subscription receivable	—	50,000
Payment of placement fees and expenses	—	(1,909,936)
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	15,151,078

NET (DECREASE) INCREASE IN CASH	(9,491,163)	10,487,306

CASH - beginning of year	10,487,306	—

CASH - end of year	$996,143	$10,487,306

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 12 - COMMITTMENT

In connection with the construction of Company’s new production and storage facility, during 2010, the Company obtained certain land use certificates to use the underlying land. In connection with the use of this land use right, the Company is still negotiating the amount that it will pay for the land use right. The Company has estimated that it will be required to pay approximately $7,900,000 prior to the third quarter of 2011 to obtain the respective land use right certificate.

NOTE 13 – SUBSEQUENT EVENT

On February 1, 2011, the Company issued 2,000 shares of its common stock to its chief financial officer for services rendered pursuant to an engagement agreement. The shares were valued at fair value on the dates of grant and the Company recorded stock-based compensation of $2,000 and reduced accounts payable by $4,000.