Form 10-Q
period 2011-03-31
Oriental Dragon Corp
filed 2011-05-16
CIK 1368196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from __________ to __________

Commission File Number:  000-52133

ORIENTAL DRAGON CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 48 South Qingshui Road
Laiyang City, Shandong 265200
People’s Republic of China
 (Address of principal executive offices)

(86) (535) 729-6152
 (Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  27,501,171 ordinary shares are issued and outstanding as of May 15, 2011.

ORIENTAL DRAGON CORPORATION
FORM 10-Q
March 31, 2011

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	31
Item 1A.	Risk Factors.	31
Item 2.	Unregistered Sales of Equity Securities and Use Of Proceeds.	31
Item 3.	Defaults Upon Senior Securities.	31
Item 4.	(Removed and Reserved).	31
Item 5.	Other Information.	31
Item 6.	Exhibits.	32

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

PART 1 - FINANCIAL INFORMATION

Item 1.         Financial Statements.
ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$69,299,239	$47,670,666
Cash - restricted	505,473	675,656
Inventories, net of reserve for obsolete inventory	3,553,872	16,239,577
Prepaid VAT on purchases	-	446,677
Prepaid expenses and other	86,358	35,115
Deferred income taxes	62,206	61,719

Total Current Assets	73,507,148	65,129,410

PROPERTY AND EQUIPMENT, net	19,272,971	19,586,350

OTHER ASSETS:
Land use rights, net	15,732,080	15,750,747
Deferred income taxes - net of current portion	793,124	802,352

Total Assets	$109,305,323	$101,268,859

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,653,615	$4,050,730
Accrued expenses	247,610	1,055,593
Income taxes payable	4,305,123	8,509,308
Other taxes payable	35,899	69,935

Total Current Liabilities	8,242,247	13,685,566

COMMITMENT

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized,none issued and outstanding at March 31, 2011 and December 31, 2010)	-	-
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,501,171 and 27,499,171shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	27,501	27,499
Additional paid-in capital	16,361,305	16,355,307
Retained earnings	74,811,462	62,385,882
Statutory and non-statutory reserves	4,205,146	3,875,734
Accumulated other comprehensive income - cumulative foreign currency translation adjustment	5,657,662	4,938,871

Total Shareholders' Equity	101,063,076	87,583,293

Total Liabilities and Shareholders' Equity	$109,305,323	$101,268,859

See notes to unaudted consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

NET REVENUES	$51,232,125	$43,201,052

COST OF REVENUES	33,555,083	30,064,963

GROSS PROFIT	17,677,042	13,136,089

OPERATING EXPENSES:
Selling	169,017	172,186
Research and development	-	73,142
General and administrative	524,289	518,128

Total Operating Expenses	693,306	763,456

INCOME FROM OPERATIONS	16,983,736	12,372,633

OTHER INCOME (EXPENSE):
Interest income	55,485	24,841
Loss from foreign currency	(1,481)	-

Total Other Income (Expense)	54,004	24,841

INCOME BEFORE PROVISION FOR INCOME TAXES	17,037,740	12,397,474

PROVISION FOR INCOME TAXES:
Current	(4,267,245)	(3,117,051)
Deferred	(15,503)	(14,924)

Total Provision for Income Taxes	(4,282,748)	(3,131,975)

NET INCOME	$12,754,992	$9,265,499

COMPREHENSIVE INCOME:
NET INCOME	$12,754,992	$9,265,499

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	718,791	784

COMPREHENSIVE INCOME	$13,473,783	$9,266,283

NET INCOME PER ORDINARY SHARE:
Basic	$0.46	$0.34
Diluted	$0.46	$0.34

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic	27,500,460	27,491,171
Diluted	27,500,460	27,491,171

See notes to unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,754,992	$9,265,499
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	496,958	237,313
Amortization of land use rights	142,358	137,035
Stock-based compensation	6,000	-
Deferred income taxes	15,503	14,924
Changes in assets and liabilities:
Inventories	12,774,159	13,267,660
Prepaid and other current assets	(51,003)	-
Prepaid VAT on purchases	448,808	82,329
Accounts payable	(426,828)	18,137
Accrued expenses	(813,784)	(592,542)
Other taxes payable	(34,481)	144,033
Income taxes payable	(4,258,071)	(1,899,414)

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,054,611	20,674,974

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(30,663)	(1,908,093)

NET CASH USED IN INVESTING ACTIVITIES	(30,663)	(1,908,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash - restricted	170,183	1,556,265

NET CASH PROVIDED BY FINANCING ACTIVITIES	170,183	1,556,265

EFFECT OF EXCHANGE RATE ON CASH	434,442	2,375

NET INCREASE IN CASH	21,628,573	20,325,521

CASH - beginning of year	47,670,666	26,574,338

CASH - end of period	$69,299,239	$46,899,859

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$8,525,315	$5,016,465

See notes to unaudited consolidated financial statements.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Oriental Dragon Corporation (the “Company”) was formed under the laws of the Cayman Islands on March 10, 2006 under the name of Emerald Acquisition Corporation.  Effective on August 27, 2010, the Company’s corporate name was changed to Oriental Dragon Corporation.  On October 22, 2009, the Company acquired Merit Times International Limited (“Merit Times”) in a reverse acquisition transaction. Merit Times was established on February 8, 2008, under the laws of British Virgin Islands. Pursuant to a share exchange agreement in this reverse acquisition transaction, the Company issued an aggregate of 21,333,332 ordinary shares to the shareholders of Merit Times, their designees or assigns in exchange for all of the issued and outstanding capital stock of Merit Times.  On October 22, 2009, the Share Exchange closed and Merit Times became the Company’s wholly-owned subsidiary. Merit Times owns 100% of the outstanding capital stock of Shandong MeKeFuBang Food Limited (“MeKeFuBang”), a wholly foreign owned enterprise incorporated on June 9, 2009 under the laws of the People’s Republic of China (PRC).

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

On June 10, 2009, MeKeFuBang entered into a series of contractual agreements (the “Contractual Arrangements”) with Longkang, and its five shareholders.  The Company does not own any equity interests in Longkang, but control and receive the economic benefits of its Longkang business operations through the Contractual Arrangements. The Contractual Arrangements are comprised of (1) a Consulting Services Agreement, through which the MeKeFuBang has the right to advise, consult, manage and operate Longkang, and collect and own all of the net profits of Longkang; (2) an Operating Agreement, through which MeKeFuBang has the right to recommend director candidates and appoint the senior executives of Longkang, approve any transactions that may materially affect the assets, liabilities, rights or operations of Longkang, and guarantee the contractual performance by Longkang of any agreements with third parties, in exchange for a pledge by Longkang of its accounts receivable and assets; (3) a Proxy Agreement, under which the five owners of Longkang have vested their collective voting control over the Operating Entity to MeKeFuBang and will only transfer their respective equity interests in Longkang to MeKeFuBang or its designee(s); (4) a VIE Option Agreement, under which the owners of Longkang have granted MeKeFuBang the irrevocable right and option to acquire all of their equity interests in Longkang; and (5) an Equity Pledge Agreement, under which the owners of Longkang have pledged all of their rights, titles and interests in Longkang to MeKeFuBang to guarantee Longkang’s performance of its obligations under the Consulting Services Agreement. As a result of these Contractual Arrangements, which enables the Company to control Longkang and to receive, through its subsidiaries, all of its profits, the Company is considered the primary beneficiary of Longkang, which is deemed its variable interest entity (“VIE”). Accordingly, the Company consolidates Longkang’s results, assets and liabilities in its financial statements. The Contractual Agreements were amended on December 20, 2010 to restrict Longkang’s ability to terminate such agreements.

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
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements for Oriental Dragon Corporation, its subsidiaries and variable interest entities, have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the financial statements in accordance with U.S. GAAP.

These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2010.

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiary, Merit Times International Limited and MeKeFuBang, as well as the financial statements of Longkang.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Longkang is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary.  The Company’s relationships with Longkang and its shareholders are governed by a series of contractual arrangements between MeKeFuBang, the Company’s wholly foreign-owned enterprise in the PRC, and Longkang, which is the operating company of the Company in the PRC. Under PRC laws, each of MeKeFuBang and Longkang is an independent legal entity and none of them are exposed to liabilities incurred by the other party. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. Each of the contractual arrangements and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC. On June 10, 2009, the Company entered into the following contractual arrangements with Longkang, which were amended on December 20, 2010 to restrict Longkang’s ability to terminate such agreements.

Operating Agreement - Pursuant to the operating agreement among MeKeFuBang, Longkang and all shareholders of Longkang (the “Longkang Shareholders”), MeKeFuBang provides guidance and instructions on Longkang’s daily operations, financial management and employment issues. Longkang Shareholders must designate the candidates recommended by MeKeFuBang as their representatives on the boards of directors of Longkang. MeKeFuBang has the right to appoint senior executives of Longkang. In addition, MeKeFuBang agrees to guarantee Longkang’s performance under any agreements or arrangements relating to Longkang’s business arrangements with any third party. Longkang, in return, agrees to pledge their accounts receivable and all of their assets to MeKeFuBang. Moreover, Longkang agrees that without the prior consent of MeKeFuBang, Longkang will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The terms of this agreement shall remain in full force and effect for the maximum period of time permitted by law unless being terminated by MeKeFuBang by giving a thirty day prior written notice. In no circumstances, however, Longkang can terminate this agreement.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consulting Services Agreement - Pursuant to the exclusive consulting services agreement between MeKeFuBang and Longkang, MeKeFuBang has the exclusive right to provide to Longkang general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of the Longkang’s products (the “Services”). Under this agreement, MeKeFuBang owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Longkang shall pay a quarterly consulting service fees in Renminbi (“RMB”) to MeKeFuBang that is equal to all of Longkang’s profits for such quarter. This agreement shall remain in full force and effect for the maximum period of time permitted by law unless being terminated by MeKeFuBang by giving a thirty day prior written notice. In no circumstances, however, Longkang can terminate this agreement.

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

Option Agreement - Under the option agreement between Longkang’s Shareholders and MeKeFuBang, Longkang’s Shareholders irrevocably granted MeKeFuBang or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Longkang for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. MeKeFuBang or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement shall last for the maximum period of time permitted by law unless terminated by MeKeFuBang by giving a thirty day prior written notice. In no circumstances, however, the Longkang shareholders can terminate this agreement.

Proxy Agreement – Under the proxy agreement, the five owners of Longkang have vested their collective voting control over the Operating Entity to MeKeFuBang and will only transfer their respective equity interests in Longkang to MeKeFuBang or its designee(s). The proxy agreement shall remain in full force and effect for the maximum period of time permitted by law unless terminated by MeKeFuBang by giving a thirty day prior written notice. In no circumstances, however, the Longkang shareholders can terminate this agreement.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2011 and 2010 include the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, and the valuation of stock-based compensation.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

Cash – restricted

As at March 31, 2011 and December 31, 2010, restricted cash consisted of cash deposits held with Company counsel (see Note 6).

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
March 31, 2011

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

At March 31, 2011 and December 31, 2010, the Company’s cash balances by geographic area were as follows:

	March 31, 2011		December 31, 2010
Country:
China	$69,299,239	100.0%	$47,670,666	100.0%
Total cash and cash equivalents	$69,299,239	100.0%	$47,670,666	100.0%

Accounts receivable

At March 31, 2011 and December 31, 2010 there were no outstanding accounts receivable.   The Company, when necessary, maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $96,532 and $95,777 at March 31, 2011 and December 31, 2010, respectively. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation, and storage fees.

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
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three-month periods ended March 31, 2011 and 2010.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2011 and December 31, 2010, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $25,023 and $22,380 for the three months ended March 31, 2011 and 2010, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the three months ended March 31, 2011 and 2010, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $20,286 and $16,550, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statement of operations. For the three months ended March 31, 2011 and 2010, advertising expense amounted to $0 and $14,628, respectively.

Research and development

Research and development costs are expensed as incurred. For the three months ended March 31, 2011 and 2010, research and development costs amounted to $0 and $73,142, respectively.

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

Asset and liability accounts at March 31, 2011 and December 31, 2010 were translated at 6.5601 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2011 and 2010 were 6.5804 RMB and 6.83603 RMB to $1.00, respectively.  Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	Three Months Ended March 31,
	2011	2010
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$12,754.992	$9,265,499

Weighted average ordinary shares outstanding – basic	27,500,460	27,491,171
Effect of dilutive securities:
Warrants	-	-
Weighted average ordinary shares outstanding– diluted	27,500,460	27,491,171
Net income per ordinary share - basic	$0.46	$0.34
Net income per ordinary share - diluted	$0.46	$0.34

The Company's aggregate common stock equivalents at March 31, 2011 and 2010 include the following:

	2011	2010
Warrants	3,402,212	3,402,212
Total	3,402,212	3,402,212

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
March 31, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29, Business Combinations (ASC Topic 805). The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination(s). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is permitted. As we did not enter into any business combinations in fiscal year 2010, we believe that the adoption of this update will not have any material impact on our financial statement disclosures. However, if we enter into material business combinations in the future, the adoption of this update may have a significant impact on our financial statement disclosures.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 2 - INVENTORIES

At March 31, 2011 and December 31, 2010, inventories consisted of the following:

	2011	2010
Raw materials	$100,379	$108,930
Work in process	170,045	-
Finished goods	3,379,980	16,226,424
	3,650,404	16,335,354
Less: reserve for obsolete inventory	(96,532)	(95,777)
	$3,553,872	$16,239,577

NOTE 3 - PROPERTY AND EQUIPMENT

At March 31, 2011 and December 31, 2010, property and equipment consisted of the following:

	Useful Life	2011	2010
Office equipment and furniture	10 Years	$127,229	$126,235
Manufacturing equipment	10 Years	15,849,199	15,662,571
Vehicles	10 Years	140,379	139,281
Construction in progress	-	1,397	90,274
Building and building improvements	10-20 Years	9,734,696	9,601,870
		25,852,900	25,620,231
Less: accumulated depreciation		(6,579,930)	(6,033,881)
		$19,272,970	$19,586,350

For the three months ended March 31, 2011 and 2010, depreciation expense amounted to $496,958 and $237,313, of which $435,834 and $184,893 is included in cost of sales, and $61,124 and $52,420 is included in general and administrative expenses, respectively.

NOTE 4 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  In additional to land use rights acquired in 2004, in 2008, the Company acquired land use rights for cash of 78,550,010 RMB (approximately $11,300,000) for 500 acres of plantation fields in Laiyang, China. The land contains Laiyang Pear plantations and will be used to supply pears to the Company for production. The Company’s land use rights have terms that expire in December 2037 through December 2054.  The Company amortizes these land use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor.  Through September 30, 2010, the pear orchards on this land did not produce any pears.  Accordingly, for the three months ended March 31, 2010, the Company included the amortization of the respective land use rights in general and administrative expenses. Effective on October 1, 2010, upon the use of pears from the orchards in the production process, the Company reflected the amortization of these land use rights in cost of sales. For the three months ended March 31, 2011 and 2010, amortization of land use rights amounted to $142,358 and $137,035, respectively.  At March 31, 2011 and December 31, 2010, land use rights consist of the following:

	Useful Life	2011	2010
Land Use Rights	30 - 50 years	$17,829,937	$17,690,518
Less: Accumulated Amortization		(2,097,857)	(1,939,771)
		$15,732,080	$15,750,747

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 4 – LAND USE RIGHTS (continued)

Amortization of land use rights attributable to future periods is as follows:

Years ending March 31:
2012	$571,195
2013	571,195
2014	571,195
2015	571,195
2016	571,195
Thereafter	12,876,105
$15,732,080

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

NOTE 5 – ACCRUED EXPENSES

At March 31, 2011 and December 31, 2010, accrued expenses consist of the following:

	2011	2010
Accrued payroll and employees benefit	$172,426	$-
Accrued equipment and construction payable	-	924,459
Other	75,184	131,134
	$247,610	$1,055,593

NOTE 6 – CASH - RESTRICTED

Pursuant to an Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc. (“Grandview”), Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), the Company placed a total of $120,000 in an escrow account with its counsel to be used for the payment of investor relation fees. Additionally, pursuant to a Going Public Escrow Agreement, amongst the Company, Grandview, Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), the Company placed a total of $1,000,000 from the Offering proceeds with its counsel to be used for the payment of fees and expenses related to becoming a public company and listing its Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to the Company. At March 31, 2011 and December 31, 2010, cash - restricted amounted to $505,473 and $675,656, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

Ordinary Shares

On February 1, 2011, the Company issued 2,000 ordinary shares to its chief financial officer for services rendered pursuant to an engagement agreement. The shares were valued at fair value on the dates of grant and the Company recorded stock-based compensation of $6,000.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 7 – SHAREHOLDERS’ EQUITY (continued)

Warrants

Warrant activity for the three months ended March 31, 2011 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	3,402,210	$6.00
Granted	-	-
Exercised	-	-
Balance at end of period	3,402,210	$6.00

Warrants exercisable at end of period	3,402,210	$6.00

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at March 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2011	Weighted Average Exercise Price
$6.00	3,402,210	4.06	$6.00	3,402,210	$6.00

NOTE 8 – MAJOR CUSTOMERS

For the three months ended March 31, 2011 and 2010, ten and eight customers accounted for 100.0% of the Company’s revenues, respectively.  For the three months ended March 31, 2011, no single customer accounted for greater than 13% of total sales.  For the three months ended March 31, 2010, no single customer accounted for greater than 15% of total sales.

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
March 31, 2011

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

ORIENTAL DRAGON CORPORATION CONSOLIDATED PARENT COMPANY BALANCE SHEETS (Unaudited)

	As of March 31,	As of December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$95,873	$996,143
Cash – restricted	505,473	675,656
Prepaid expenses and other	55,000	5,000
Total Current Assets	656,346	1,676,799
Investments in subsidiaries at equity	100,499,484	86,032,447
Total Assets	$101,155,830	$87,709,246

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$92,754	$125,953
Total Current Liabilities	92,754	125,953

Shareholders' equity:
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,501,171 and 27,499,171 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	27,501	27,499
Additional paid-in capital	16,361,305	16,355,307
Statutory and non-statutory reserves	4,205,146	3,875,734
Retained earnings	74,811,462	62,385,882
Accumulated other comprehensive income	5,657.662	4,938,871
Total Shareholders' Equity	101,063,076	87,583,293
Total Liabilities and Shareholders' Equity	$101,155,830	$87,709,246

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 9 – RESTRICTED NET ASSETS (continued)

	For the Three Month Ended March 31,
	2011	2010
REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	93,254	65,068
Total Operating Expenses	93,254	65,068
LOSS FROM OPERATIONS	(93,254)	(65,068)

LOSS ATTRIBUTABLE TO PARENT ONLY	(93,254)	(65,068)
EQUITY INCOME EARNINGS OF SUBSIDIARIES	12,848,246	9,330,567

NET INCOME	$12,754,992	$9,265,499

	For the Three Month Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,754,992	$9,265,499
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in earnings of subsidiary	(12,848,246)	(9,330,567)
Stock-based compensation	6,000	-
Changes in assets and liabilities:
Prepaid expenses	(50,000)	-
Accounts payable	(33,199)	18,137
NET CASH USED IN OPERATING ACTIVITIES	(170,453)	(46,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment payments to subsidiaries	(900,000)	(2,000,000)
NET CASH USED IN INVESTING ACTIVITIES	(900,000)	(2,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash – restricted	170,183	1,556,265
NET CASH PROVIDED BY FINANCING ACTIVITIES	170,183	1,556,265

NET DECREASE IN CASH	(900,270)	(490,666)
CASH - beginning of year	996,143	10,487,306
CASH - end of period	$95,873	$9,996,640

NOTE 10 - COMMITTMENT

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Oriental Dragon Corporation for the three months ended March 31, 2011 and 2010 should be read in conjunction with the Oriental Dragon Corporation financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission March 31, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

Primarily, we engage in the processing, producing and distributing of Laiyang Pear fruit juice concentrate. Recently, we began producing and distributing bio animal feed using the waste produced by our juice concentrate business. Our subsidiary, Merit Times, owns 100% of the issued and outstanding capital stock of MeKeFuBang, a wholly foreign owned enterprise incorporated under the laws of the PRC.  On December 20, 2010, MeKeFuBang entered into a series of contractual agreements (which replaced similar agreements dated June 10, 2010) with Longkang, a company incorporated under the laws of the PRC, and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang and has the right to appoint all executives and senior management and the members of the board of directors of Longkang. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang for an annual fee in the amount of Longkang’s yearly net profits after tax. Additionally, Longkang’s Shareholders have pledged their rights, titles and equity interest in Longkang as security for MeKeFuBang to collect consulting and services fees provided to Longkang through an Equity Pledge Agreement. In order to further reinforce MeKeFuBang’s rights to control and operate Longkang, Longkang’s shareholders have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang through an Option Agreement. As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. We have consolidated Longkang’s operating results, assets and liabilities within our financial statements.

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

Land use rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  In additional to land use rights acquired in 2004, in 2008, we acquired land use rights for cash of 78,550,010 RMB (approximately $11,300.000) for 500 acres of plantation fields in Laiyang, China. The land contains Laiyang Pear plantations and will be used to supply Laiyang Pear to us for production. Our land use rights have terms that expire in December 2037 through December 2054.  We amortize these land use rights over the term of the respective land use right. The lease agreements do not have any renewal options and we have no further obligations to the lessor. Through September 30, 2010, the pear orchards on this land did not produce any pears.  Accordingly, for the three months ended March 31, 2010, we included the amortization of the respective land use rights in general and administrative expenses. Effective on October 1, 2010, upon the use of pears from the orchards in the production process, we reflected the amortization of these land use rights in cost of sales.

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

Asset and liability accounts at March 31, 2011 and December 31, 2010 were translated at 6.5601 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2011 and 2010 were 6.5804 RMB and 6.77875 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three Months ended March 31, 2011 and 2010

The following tables set forth key components of our results of operations for the years indicated, in dollars, and key components of our revenue for the years indicated, in dollars. The discussion following the table is based on these results.

	For the Three Months Ended March 31,
	2011	2010
NET REVENUES	$51,232,125	$43,201,052
COST OF SALES	33,555,083	30,064,963
GROSS PROFIT	17,677,042	13,136,089
OPERATING EXPENSES:
Selling	169,017	172,186
Research and development	-	73,142
General and administrative	524,289	518,128
Total Operating Expenses	693,306	763,456
INCOME FROM OPERATIONS	16,983,736	12,372,633
OTHER INCOME (EXPENSE):
Interest income	55,485	24,841
Interest expense	-	-
Loss from foreign currency	(1,481)	-
Total Other Income (Expense)	54,004	24,841
INCOME BEFORE INCOME TAXES	17,037,740	12,397,474
(PROVISION FOR) BENEFIT FROM INCOME TAXES
Current	(4,267,245)	(3,117,051)
Deferred	(15,503)	(14,924)
TOTAL PROVISION FOR INCOME TAXES	(4,282,748)	(3,131,975)
NET INCOME	$12,754,992	$9,265,499
COMPREHENSIVE INCOME:
NET INCOME	$12,754,992	$9,265,499
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	718,791	784

COMPREHENSIVE INCOME	$13,473,783	$9,266,283

Revenues. For the three months ended March 31, 2011 and 2010, revenue and changes for each product line is summarized as follows:

	2011	2010
Laiyang pear juice concentrate	$48,728,065	$43,184,787
Bio animal feed	2,504,060	-
Other	-	16,265

Total net revenues	$51,232,125	$43,201,052

•
During the first quarter of 2011, we continued to see strong demand for our Laiyang Pear juice concentrate products. Laiyang Pear is a trademark that has been registered by an entity affiliated with the Laiyang city government, and we have been granted a license to use this trademark through 2038. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate for a period of 30 years. Pursuant to this government letter, during this period, no other producer will be permitted to enter into the Laiyang Pear juice concentrate business. During the three months ended March 31, 2011 (“the 2011 period”), our revenues from Laiyang Pear juice concentrate increased by 12.8% as compared to the 2010 period (“the 2010 period”) with the Laiyang Pear juice concentrate increased revenue attributable to an increase in volume. Revenues from Laiyang Pear juice concentrate have increased due to increasing market demands from the pharmaceutical and health supplement products in which Laiyang Pear juice concentrate is used for its nutritional content.  Our business is highly seasonal, reflecting the harvest season of our primary source fruits, the Laiyang Pear, during the months from September through the following February.  We produce fruit juice concentrate and store it in cold storage until it is sold.  Typically, a substantial portion of our revenues are earned during our first, third and fourth quarters. We generally experience lower revenues during our second quarter.  Our inventory levels increase during the third and fourth quarter of the year and decrease substantially in the first quarter of the year. Generally we sell the remaining inventory balances during the first quarter of the year and experience a significant decrease in inventory during this quarter.  We have not experienced a shortfall in working capital during our production period and we have sufficient working capital on hand to secure our raw materials. If we experience a bad harvest season due to weather or other situation that we cannot control, we would have a shortage of primary raw material and we would experience a substantial decrease in our revenues. Currently, there are no known trends or uncertainties that may have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

•
The increase in revenues from the sale of bio animal feed was attributable to the completion of our bio animal feed production line in October 2010.  We did not produce or sell bio animal feed in the 2010 period.

The production of apple, strawberry and any other juice concentrates that we may produce is dependent upon the season and production requirements of our Laiyang Pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce apple and strawberry juice concentrate when we are not producing Laiyang Pear juice concentrate.

Cost of revenues. Cost of revenues increased by $3,490,120, or 11.6%, from $30,064,963 for the 2010 period to $33,555,083 for the 2011 period and was attributable to the increase in our net revenue.

Gross profit and gross margin. For the three months ended March 31, 2011 and 2010, gross profit amounted to $17,677,042 and $13,136,089 representing gross margins of 34.5% and 30.4%, respectively.

Gross margin percentages by product line are as follows:

	For the Three Months ended March 31, 2011	For the Three Months ended March 31, 2010
Laiyang Pear juice concentrate	32.3%	30.4%
Bio animal feed	81.0%	-
Other	-	100.0%
Overall gross profit %	34.5%	30.4%

•
For the 2011 period, the increase in gross margin percentages related to Laiyang Pear juice concentrate was from 30.4% in the 2010 period to 32.3% in the 2011 period and was mainly attributed to a reduction in raw materials costs. In the fourth quarter of 2010, we began to use Laiyang pears from our orchards and spent less on pears.

•
Gross margin percentages related to the sale of bio animal feed was 81.0% for the 2011 period. We began producing and selling bio animal feed in the fourth quarter of 2010. We did not sell bio animal feed in 2010 period. We are able to recognize a high gross margin from the sale of bio animal feed since we use waste from the production of Laiyang Pear juice concentrate as our main raw material in the production of the bio animal feed.

Gross margin percentages can vary from period to period based on the price of raw materials such as Laiyang pears and strawberries and can also fluctuate based on market conditions such as demand and selling price. We expect gross margins to improve as we become more efficient and since we have begun using Laiyang Pears produced on our pear orchards that we have rights to use for a period of 30 years.

Selling expenses. For the three months ended March 31, 2011 and 2010, selling expenses consisted of the following:

	2011	2010
Compensation and related benefits	$143,994	$135,178
Shipping and handling	25,023	22,380
Advertising	-	14,628

Total	$169,017	$172,186

•
For the 2011 period, compensation and related benefits increased by $8,816 or 6.5% as compared to the 2010 comparable period primarily due to an increase in commissions paid on increased revenues. We expect commission to increase proportionally when sales increase.

•
For the 2011 period, we had slight increase in shipping and handling expenses of $2.643 as compared to the 2010 period. In the 2011 and 2010 periods, shipping and handling expenses were substantially paid by our customers.

•	For the 2010 period, advertising expense amounted to $14,628. We did not have corresponding expenses in the 2011 period. Accordingly, advertising expenses decreased.

Research and development expenses. For the 2011 period, research and development expenses amounted to $0 as compared to $73,142 for the 2010 period. The change was primarily attributable to the timing of services performed pursuant to research and development contracts.  On March 1, 2010, we entered into a cooperative R&D contract with the Preclinical Medicine Research Laboratory of Shandong Medicine Academy to develop the applications of immunoregulation and antitumor effects of Laiyang Pear juice concentrate. This R&D project is expected to be completed by early 2012 and the total cost of the project is $732,500 of which we have spent $147,520.  In future periods, we expect research and development expenses to fluctuate depending on the nature, timing and costs of third party research and development contracts.

General and administrative expenses. For the three months ended March 31, 2011 and 2010, general and administrative expenses consisted of the following:

	2011	2010
Compensation and related benefits	$195,786	$130,687
Professional fees	92,029	62,685
Depreciation	61,124	52,420
Amortization of land use rights	8,649	137,035
Other	166,701	135,301

Total	$524,289	$518,128

•
For the 2011 period, compensation and related benefits increased by $65,099 or 49.8% as compared to same period in 2010. During 2010, we hired our chief financial officer, other administrative and professional staff, and our directors in connection with becoming a public company. We did not have director’s fees and certain other professional staff in the 2010 period.

•
For the 2011 period, professional fees consisting of legal fees, accounting fees, internal control consulting services and other fees associated with being a public company, increased by $29,344 or 46.8% as compared to the same period in 2010. We became public in the fourth quarter of 2009. In the 2011 period, we incurred fees in connection with internal control procedures as well as additional due diligence consulting fees.

•	For the 2011 period, depreciation expense increased by $8,704 or 16.6% as compared to the same period in 2010.

•
In the 2011 period, amortization of land use rights decreased as compared to the 2010 period.  Through September 30, 2010, the pear orchards on this land did not produce any pears.  Accordingly, for the 2010 period, we included the amortization of the respective land use rights in general and administrative expenses. Effective on October 1, 2010, upon the use of pears from the orchards in the production process, we reflected a portion of amortization of these land use rights in cost of revenues. In 2011, all of the amortization of land use rights related to the pear orchards was reflected in cost of revenues.

•
Other general and administrative expenses which consist of entertainment, utilities, office maintenance, travel expenses, pension, miscellaneous taxes, office supplies, filing fees and telephone increased by $31,400 or 23.2% for the 2011 period as compared with the same period in 2010. The increase was primarily attributable to an increase in utilities related to our new facility of $16,375 and an increase in travel, local accommodation fees, meals and entertainment of $11,677 related to meetings, local hotel and meal expenses incurred in connection with visiting professionals.

Income from operations. For the 2011 period, income from operations was $16,983,736 as compared to $12,372,633 for the 2010 period, an increase of $4,611,103 or 37.3%.

Other income (expenses). For the 2011 period, other income amounted to $54,004 as compared to $24,841 for the 2010 period.    For the periods presented, other income (expense) primarily included the following:

•	For the 2011 and 2010period, interest income amounted to $55,485 and $24,841, respectively, and related to funds in interest bearing accounts.

Income tax expense. For the 2011 period, income tax expense increased by $1,150,773, or 36.7%, as compared to the comparable period in 2010 which was primarily attributed to an increase in taxable income generated by our operating entities.

Net income. As a result of the factors described above, our net income for the 2011 period was $12,754,992, or $0.46 per ordinary share (basic and diluted). For the 2010 period, we had net income of $9,265,499, or $0.34 per ordinary share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $718,791 and $784 for the 2011 and 2010 periods, respectively. This non-cash gain had the effect of increasing our reported comprehensive income.

Comprehensive income. For the 2011 period, comprehensive income of $13,473,783 is derived from the sum of our net income of $12,754,992 plus foreign currency translation gains of $718,791.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, our balance of cash and cash equivalents was $69,299,239, comparing to $47,670,666 as of December 31, 2010. These funds were located in financial institutions located in China.

Our primary uses of cash have been for the construction of our new factory and warehouse facility and for the purchase of equipment for the new productions lines as discussed below. Additionally, we use cash for employee compensation, new product development and working capital. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a decrease in our liquidity over the near to long term:

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

In September 2010, we added two new production lines: one for the processing of juice concentrate and puree products and one for the processing of bio animal feed as a byproduct of Laiyang Pear juice concentrate and fruit puree products to further diversify our product mix and increase our revenues. We incurred approximately $10,700,000 in costs in connection with the addition of these two production lines. We began using both of these new production lines - one for the processing of juice concentrate and puree products and one for the processing of bio animal feed in September 2010 to produce test and sample batches of product.   We began generating revenues from the new production lines in the fourth quarter of 2010. The offering proceeds from the November 2009 private placement, along with the proceeds from operations, were used to fund the above production lines expansion. We currently plan on using net cash provided by operating activities to fund our internal growth and fund an expansion of our distribution channels.  In addition to the new productions lines discussed above, we intend to raise additional funds in the near future for two additional production lines: one for the processing of juice concentrate and puree products and one for the processing of bio animal feed. We estimated that these two new production lines will cost approximately $20,000,000 and will be paid for from working capital funds and funds from future financing. However there are no assurances that we will be able to raise additional funds in the near future. Additionally, in connection with the construction of our new production and storage facility, during 2010, we obtained certain land use certificates to use the underlying land. In connection with the use of this land use right, we are still negotiating the amount that we will pay for the land use right. We have estimated that we will be required to pay approximately $7,900,000 prior to the third quarter of 2011 to obtain the respective land use right certificate.

Changes in our working capital position are summarized as follows:

	March 31,	December 31,	Increase
	2011	2010	(Decrease)
Current assets	$73,507,148	$65,129,410	$8,377,738
Current liabilities	(8,242,247)	(13,685,566)	5,443,319
Working capital	$65,264,901	$51,443,844	$13,821,057

Our working capital increased $13,821,057 to $65,264,901 at March 31, 2011 from working capital of $51,443,844 at December 31, 2010. This increase in working capital is primarily attributable to an increase in cash and restricted cash of $21,628,573 generated from operations, a decrease in accounts payable of $397,115, a decrease in accrued expenses of $807,983, and a decrease in incomes taxes payable of $4,204,185 offset by a decrease in restricted cash of $170,183, a decrease in inventories of $12,685,705 due the sale of remaining inventories caused by seasonality as discussed below and a decrease in prepaid VAT on purchases of $446,677.

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

Generally, we receive payment from our customers immediately upon delivery of our products. We have been able to collect our accounts receivable balances at or near the time of delivery. Accordingly, as of March 31, 2010 and December 31, 2010, we had no accounts receivable. In the future, we expect to continue to collect payments in advance of delivery.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$21,054,611	$20,674,974
Cash flows used in investing activities	$(30,663)	$(1,908,093)
Cash flows provided by (used in) financing activities	$170,183	$1,556,265
Effect of exchange rate on cash	$434,442	$2,375
Net increase (decrease) in cash and cash equivalents	$21,628,573	$20,325,521

Net cash flow provided by operating activities was $21,054,611 for the 2011 period as compared to $20,674,974 for the 2010 period, a decrease of $379,637.

•	Net cash flow provided by operating activities for the 2011 period was mainly due to:

•
net income of $12,754,992 adjusted for the add back of non-cash items such as depreciation of $496,958, the amortization of land use rights of $142,358, stock-based compensation of $6,000, and deferred income taxes of $15,503, and

•	Changes in operating assets and liabilities consisting primarily of:
▪	a decrease in inventories of 12,774,159 attributable to the seasonality factors described above,
▪	a decrease in prepaid VAT on purchases of $448,808
offset by
▪	a decrease in accounts payable of $426,828,
▪	a decrease in accrued expenses of $813,784,
▪	a decrease in income taxes payable of $4,258,071 due to the payment of 2010 incomes taxes.

•	Net cash flow provided by operating activities for the 2010 period consisted of
•	net income of $9,265,499 adjusted for the add back of non-cash items such as $237,313 of depreciation, the amortization of land use rights of $137,035, and deferred income taxes of $14,924, and
•	Changes in operating assets and liabilities consisting of
▪	a decrease in inventories of $13,267,660,
▪	a decrease in prepaid VAT on purchases of $82,329,
▪	an increase in accounts payable of $18,137,
offset by
▪	a decrease in income taxes payable of $1,899,414, and
▪	a decrease in accrued expenses of $592,542.

Net cash flow used in investing activities was $30,663 for the 2011 period as compared to net cash used in investing activities of $1,908,093 for the 2010 period. During the 2011 and 2010 periods, we used cash towards the construction of our new manufacturing facility and for the purchase of property and equipment for our new production lines.
During the 2011 period, we received operating cash from our restricted cash held in escrow of $170,183. During the 2010 period, we received operating cash from our restricted cash held in escrow of $1,556,265.

We currently generate cash flow from our operating activities which we believe will be sufficient to sustain current level of operations for at least the next twelve months.

2009 Offering

On October 22, 2009, pursuant to a subscription agreement (the “Subscription Agreement”) between the Company and certain investors named in the Subscription Agreement, we completed an offering of the sales of investment units for gross proceeds of $15,096,011, each unit consisting of 50,000 ordinary shares, par value $0.001 per share and five-year warrants to purchase 25,000 ordinary shares of the Company, at an exercise price of $6.00 per share.  Additionally, on November 2, 2009, we entered into and closed on the second and final round of a private placement by raising gross proceeds of $1,915,003 through the sale of units pursuant to the Subscription Agreement. Together with the first closing on October 22, 2009, we raised aggregate gross proceeds of $17,011,014 from the financing, and issued 5,670,339 ordinary shares and 2,835,177 warrants.

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

Pursuant to an investor relations escrow agreement, amongst us, Grandview Capital, Inc. (“Grandview”), Access America Investments, LLC (“Access America”) and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”); we placed a total of $120,000 in an escrow account with our counsel to be used for the payment of investor relation fees.  Additionally, pursuant to a going public escrow agreement, amongst us, Grandview, Access America and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), we placed a total of $1,000,000 from the offering proceeds with our counsel to be used for the payment of fees and expenses related to becoming a public company and listing its ordinary shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to us. At March 31, 2011, we had restricted cash held in escrow of $505,473.

Contractual Obligations

The following tables summarize our contractual obligations as of March 31, 2011 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Land use rights acquisition (1)	$7,900,000	7,900,000	-	-	-
Equipment purchase payments due (2)	2,854,000	2,854,000	-	-	-
Total Contractual Obligations:	$10,754,000	$10,754,000	$-	$-	$-

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

(2)	Represents amounts due for equipment acquired and installed at March 31, 2011 which is included in accounts payable.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the consumer price index in China rose 4.8% and 5.9% in 2007 and 2008, respectively, and decreased by 0.7% in 2009. In September 2010, the consumer price index increased by 2.9% as compared to September 2009. Although we have not in the past been materially affected by inflation, we may be affected in the future by higher rates of inflation in China. For example, certain operating costs and expenses, such as personnel expenses, travel expenses and office operating expenses may increase as a result of higher inflation. Additionally, because a substantial portion of our assets consists of cash and cash equivalents, high inflation could significantly reduce the value and purchasing power of these assets. Inflation has not had a material impact on the Company’s business for the Company’s three most recent fiscal years.

Currency Exchange Fluctuations

All of the Company’s revenues are denominated in Chinese Renminbi, while its expenses are denominated primarily in Chinese Renminbi (“RMB”). The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of Renminbi into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China (“PBOC”), which are set daily based on the previous day’s inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of Renminbi to U.S. dollars had generally been stable and the Renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese Renminbi to the U.S. dollar. Under the new policy, Chinese Renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the Renminbi from the United States dollar. At the recent quarterly regular meeting of PBOC, its Currency Policy Committee affirmed the effects of the reform on Chinese Renminbi exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of Renminbi has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

Country Risk

A substantial portion of our assets and operations are located and conducted in China. While the PRC economy has experienced significant growth in the past twenty years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by government control over capital investments or changes in tax regulations applicable to us.  If there are any changes in any policies by the Chinese government and our business is negatively affected as a result, then our financial results, including our ability to generate revenue and profits, will also be negatively affected.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL DRAGON CORPORATION

Date: May 16, 2011	By:	/s/ Zhide Jiang
Zhide Jiang
President, Chief Executive Officer and Chairman of the Board of Directors

Date: May 16, 2011	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Principal Financial and Accounting Officer)