Form 10-Q
period 2011-06-30
Oriental Dragon Corp
filed 2011-08-15
CIK 1368196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from __________ to __________

Commission File Number:  000-52133

ORIENTAL DRAGON CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 48 South Qingshui Road Laiyang City, Shandong People’s Republic of China	265200
(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  27,505,171 ordinary shares are issued and outstanding as of August 15, 2011.

ORIENTAL DRAGON CORPORATION
FORM 10-Q
June 30, 2011

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$38,217,706	$47,670,666
Cash - restricted	377,470	675,656
Inventories, net of reserve for obsolete inventory	4,016,561	16,239,577
Prepaid VAT on purchases	-	446,677
Prepaid expenses and other	86,827	35,115
Deferred income taxes	63,135	61,719

Total Current Assets	42,761,699	65,129,410

PROPERTY AND EQUIPMENT, net	19,067,696	19,586,350

OTHER ASSETS:
Land use rights, net	47,396,826	15,750,747
Deferred income taxes - net of current portion	789,194	802,352

Total Assets	$110,015,415	$101,268,859

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,621,990	$4,050,730
Accrued expenses	469,820	1,055,593
Income taxes payable	718,166	8,509,308
VAT and other taxes payable	451,462	69,935

Total Current Liabilities	5,261,438	13,685,566

COMMITMENT

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized,
none issued and outstanding at June 30, 2011 and December 31, 2010)	-	-
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,505,171 and 27,499,171
shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	27,505	27,499
Additional paid-in capital	16,373,301	16,355,307
Retained earnings	77,042,309	62,385,882
Statutory and non-statutory reserves	4,204,676	3,875,734
Accumulated other comprehensive income - cumulative foreign currency translation adjustment	7,106,186	4,938,871

Total Shareholders' Equity	104,753,977	87,583,293

Total Liabilities and Shareholders' Equity	$110,015,415	$101,268,859

See notes to unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

NET REVENUES	$11,129,624	$6,398,333	$62,361,749	$49,599,385

COST OF REVENUES	7,277,558	4,085,030	40,832,641	34,149,993

GROSS PROFIT	3,852,066	2,313,303	21,529,108	15,449,392

OPERATING EXPENSES:
Selling	75,612	73,061	244,629	245,247
Research and development	152,908	14	152,908	73,156
General and administrative	703,438	536,137	1,227,727	1,054,265

Total Operating Expenses	931,958	609,212	1,625,264	1,372,668

INCOME FROM OPERATIONS	2,920,108	1,704,091	19,903,844	14,076,724

OTHER INCOME (EXPENSE):
Interest income	75,455	33,434	130,940	58,275
Loss from foreign currency	(3,289)	(9,107)	(4,770)	(9,107)

Total Other Income (Expense)	72,166	24,327	126,170	49,168

INCOME BEFORE PROVISION FOR INCOME TAXES	2,992,274	1,728,418	20,030,014	14,125,892

PROVISION FOR INCOME TAXES:
Current	(746,201)	(422,250)	(5,013,446)	(3,539,301)
Deferred	(15,696)	(14,929)	(31,199)	(29,853)

Total Provision for Income Taxes	(761,897)	(437,179)	(5,044,645)	(3,569,154)

NET INCOME	$2,230,377	$1,291,239	$14,985,369	$10,556,738

COMPREHENSIVE INCOME:
NET INCOME	$2,230,377	$1,291,239	$14,985,369	$10,556,738

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,448,524	240,521	2,167,315	241,305

COMPREHENSIVE INCOME	$3,678,901	$1,531,760	$17,152,684	$10,798,043

NET INCOME PER ORDINARY SHARE:
Basic	$0.08	$0.05	$0.54	$0.38
Diluted	$0.08	$0.05	$0.54	$0.38

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic	27,503,325	27,496,446	27,501,900	27,493,823
Diluted	27,503,325	27,496,446	27,501,900	27,493,823

See notes to unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,985,369	$10,556,738
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,001,047	475,753
Amortization of land use rights	453,854	274,121
Decrease in reserve for inventory obsolescence	-	(18,797)
Stock-based compensation	18,000	23,999
Deferred income taxes	31,199	29,853
Changes in assets and liabilities:
Inventories	12,448,477	13,339,472
Prepaid and other current assets	(51,009)	-
Prepaid VAT on purchases	451,588	25,660
Accounts payable	(514,110)	(63,241)
Accrued expenses	(602,869)	(708,132)
Other taxes payable	375,483	574,009
Income taxes payable	(7,893,083)	(1,478,111)

NET CASH PROVIDED BY OPERATING ACTIVITIES	20,703,946	23,031,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of land use rights	(31,373,071)	-
Deposits on property and equipment	-	(482,338)
Purchase of property and equipment	(44,308)	(3,224,027)

NET CASH USED IN INVESTING ACTIVITIES	(31,417,379)	(3,706,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash - restricted	298,186	1,704,407

NET CASH PROVIDED BY FINANCING ACTIVITIES	298,186	1,704,407

EFFECT OF EXCHANGE RATE ON CASH	962,287	157,874

NET (DECREASE) INCREASE IN CASH	(9,452,960)	21,187,240

CASH - beginning of year	47,670,666	26,574,338

CASH - end of period	$38,217,706	$47,761,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$12,906,529	$5,017,412

See notes to unaudited consolidated financial statements.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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
June 30, 2011

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
June 30, 2011

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
June 30, 2011

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

The carrying amounts reported in the balance sheets for cash, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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

Cash – restricted

As at June 30, 2011 and December 31, 2010, restricted cash consisted of cash deposits held with Company counsel (see Note 6).

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
June 30, 2011

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

At June 30, 2011 and December 31, 2010, the Company’s cash balances by geographic area were as follows:

	June 30, 2011		December 31, 2010
Country:
China	$38,217,706	100.0%	$47,670,666	100.0%
Total cash and cash equivalents	$38,217,706	100.0%	$47,670,666	100.0%

Accounts receivable

At June 30, 2011 and December 31, 2010, there were no outstanding accounts receivables.   The Company, when necessary, maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $97,974 and $95,777 at June 30, 2011 and December 31, 2010, respectively. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation, and storage fees.

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
June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the six-month periods ended June 30, 2011 and 2010.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2011 and December 31, 2010, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $26,861 and $23,299 for the six months ended June 30, 2011 and 2010, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the six months ended June 30, 2011 and 2010, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $58,091 and $42,090, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statements of income. For the six months ended June 30, 2011 and 2010, advertising expense amounted to $0 and $14,631, respectively.

Research and development

Research and development costs are expensed as incurred. For the six months ended June 30, 2011 and 2010, research and development costs amounted to $152,908 and $73,156, respectively.

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

Asset and liability accounts at June 30, 2011 and December 31, 2010 were translated at 6.4635 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the six months ended June 30, 2011 and 2010 were 6.5399 RMB and 6.83747RMB to $1.00, respectively.  Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments.

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
June 30, 2011

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$2,230,377	$1,291,239	$14,985,369	$10,556,738

Weighted average ordinary shares outstanding – basic	27,503,325	27,496,446	27,501,900	27,493,823
Effect of dilutive securities:
Warrants	-	-	-	-
Weighted average ordinary shares outstanding– diluted	27,503,325	27,496,446	27,501,900	27,493,823
Net income per ordinary share - basic	$0.08	$0.05	$0.54	$0.38
Net income per ordinary share - diluted	$0.08	$0.05	$0.54	$0.38

The Company's aggregate common stock equivalents at June 30, 2011 and 2010 include the following:

	2011	2010
Warrants	3,402,212	3,402,212
Total	3,402,212	3,402,212

Recent accounting pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.  The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, or disclosures.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 2 - INVENTORIES

At June 30, 2011 and December 31, 2010, inventories consisted of the following:

	2011	2010
Raw materials	$103,427	$108,930
Work in process	272,341	-
Finished goods	3,738,767	16,226,424
	4,114,535	16,335,354
Less: reserve for obsolete inventory	(97,974)	(95,777)
	$4,016,561	$16,239,577

NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	Useful Life	2011	2010
Office equipment and furniture	10 Years	$129,131	$126,235
Manufacturing equipment	10 Years	16,086,073	15,662,571
Vehicles	10 Years	142,477	139,281
Construction in progress	-	1,417	90,274
Building and building improvements	10-20 Years	9,893,801	9,601,870
		26,252,899	25,620,231
Less: accumulated depreciation		(7,185,203)	(6,033,881)
		$19,067,696	$19,586,350

For the six months ended June 30, 2011 and 2010, depreciation expense amounted to $1,001,047 and $475,753, of which $877,687 and $369,856 is included in cost of sales, and $123,360 and $105,897 is included in general and administrative expenses, respectively.

NOTE 4 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  The following summarizes land use rights acquired by the Company.

	Description	Useful life	Acquisition date	Expiration date	Area
Parcel A	Factory, warehouse and office	50	12/2004	12/2054	67,854 Square meters
Parcels B to G	Laiyang pear orchard	30	12/2007	12/2037	500.5 acres
Parcel H	Laiyang pear orchard	30	4/2011	3/2041	214.2 acres
Parcel I	Laiyang pear orchard	30	4/2011	3/2041	296.6 acres
Parcel J	Factory, warehouse and office	50	4/2011	9/2060	87,569 Square meters

Land containing Laiyang Pear orchards will be used to supply pears to the Company for production.  The Company amortizes these land use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 4 – LAND USE RIGHTS (continued)

Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of sales. For the six months ended June 30, 2011 and 2010, amortization of land use rights amounted to $453,854 and $274,121, respectively.  At June 30, 2011 and December 31, 2010, land use rights consist of the following:

	Useful Life	2011	2010
Land Use Rights	30 - 50 years	$49,840,322	$17,690,518
Less: Accumulated Amortization		(2,443,496)	(1,939,771)
		$47,396,826	$15,750,747

Amortization of land use rights attributable to future periods is as follows:

Years ending June 30:
2012	1,200,685
2013	1,200,685
2014	1,200,685
2015	1,200,685
2016	1,200,685
Thereafter	41,393,401
$47,396,826

NOTE 5 – ACCRUED EXPENSES

At June 30, 2011 and December 31, 2010, accrued expenses consist of the following:

	2011	2010
Accrued payroll and employees benefit	$231,055	$-
Accrued research and development	154,715	-
Accrued equipment and construction payable	-	924,459
Other	84,050	131,134
	$469,820	$1,055,593

NOTE 6 – CASH - RESTRICTED

Pursuant to an Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc. (“Grandview”), Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), the Company placed a total of $120,000 in an escrow account with its counsel to be used for the payment of investor relation fees. Additionally, pursuant to a Going Public Escrow Agreement, amongst the Company, Grandview, Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), the Company placed a total of $1,000,000 from the Offering proceeds with its counsel to be used for the payment of fees and expenses related to becoming a public company and listing its Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to the Company. At June 30, 2011 and December 31, 2010, cash - restricted amounted to $377,470 and $675,656, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 7 – SHAREHOLDERS’ EQUITY

Ordinary Shares

During the six months ended June 30, 2011, the Company issued 6,000 ordinary shares to its chief financial officer for services rendered pursuant to an engagement agreement. The shares were valued at fair value on the dates of grant and the Company recorded stock-based compensation of $18,000.

Warrants

Warrant activity for the six months ended June 30, 2011 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	3,402,210	$6.00
Granted	-	-
Exercised	-	-
Balance at end of period	3,402,210	$6.00

Warrants exercisable at end of period	3,402,210	$6.00

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2011	Weighted Average Exercise Price
$ 6.00	3,402,210	3.81	$ 6.00	3,402,210	$ 6.00

NOTE 8 – MAJOR CUSTOMERS

For the six months ended June 30, 2011 and 2010, twelve and eight customers accounted for 100.0% of the Company’s revenues, respectively.  The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for the six months ending June 30, 2011 and 2010 as follows:

	Percentage of total revenues
Customer	2011	2010
1	22.2%	24.2%
2	10.5%	11.0%
3	9.8%	11.1%
4	9.9%	10.7%
5	10.0%	10.7%
6	10.5%	11.2%
7	11.5%	12.7%

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

ORIENTAL DRAGON CORPORATION CONSOLIDATED PARENT COMPANY BALANCE SHEETS (Unaudited)
	As of June 30,	As of December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$95,719	$996,143
Cash – restricted	377,470	675,656
Prepaid expenses and other	55,000	5,000
Total Current Assets	528,189	1,676,799
Investments in subsidiaries at equity	104,233,698	86,032,447
Total Assets	$104,761,887	$87,709,246

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,910	$125,953
Total Current Liabilities	7,910	125,953

Shareholders' equity:
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,505,171 and 27,499,171 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	27,505	27,499
Additional paid-in capital	16,373,301	16,355,307
Statutory and non-statutory reserves	4,204,676	3,875,734
Retained earnings	77,042,309	62,385,882
Accumulated other comprehensive income	7,106,186	4,938,871
Total Shareholders' Equity	104,753,977	87,583,293
Total Liabilities and Shareholders' Equity	$104,761,887	$87,709,246

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

NOTE 9 – RESTRICTED NET ASSETS (continued)

	For the Six Month Ended June 30,
	2011	2010
REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	148,567	155,928
Total Operating Expenses	148,567	155,928
LOSS FROM OPERATIONS	(148,567)	(155,928)

LOSS ATTRIBUTABLE TO PARENT ONLY	(148,567)	(155,928)
EQUITY INCOME EARNINGS OF SUBSIDIARIES	15,133,936	10,712,666

NET INCOME	$14,985,369	$10,556,738

	For the Six Month Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,985,369	$10,556,738
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in earnings of subsidiary	(15,133,936)	(10,712,666)
Stock-based compensation	18,000	23,999
Changes in assets and liabilities:
Prepaid expenses	(50,000)	-
Accounts payable	(118,043)	(63,241)
NET CASH USED IN OPERATING ACTIVITIES	(298,610)	(195,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment payments to subsidiaries	(900,000)	(4,000,000)
NET CASH USED IN INVESTING ACTIVITIES	(900,000)	(4,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash – restricted	298,186	1,704,407
NET CASH PROVIDED BY FINANCING ACTIVITIES	298,186	1,704,407

NET DECREASE IN CASH	(900,424)	(2,490,763)
CASH - beginning of year	996,143	10,487,306
CASH - end of period	$95,719	$7,996,543

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the results of operations and financial condition of Oriental Dragon Corporation for the six months ended June 30, 2011 and 2010 should be read in conjunction with the Oriental Dragon Corporation financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

Primarily, we engage in the processing, producing and distributing of Laiyang Pear fruit juice concentrate. In September 2010, we began producing and distributing bio animal feed using the waste produced by our juice concentrate business. Our subsidiary, Merit Times, owns 100% of the issued and outstanding capital stock of MeKeFuBang, a wholly foreign owned enterprise incorporated under the laws of the PRC.  On December 20, 2010, MeKeFuBang entered into a series of contractual agreements (which replaced similar agreements dated June 10, 2009) with Longkang, a company incorporated under the laws of the PRC, and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang and has the right to appoint all executives and senior management and the members of the board of directors of Longkang. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang for an annual fee in the amount of Longkang’s yearly net profits after tax. Additionally, Longkang’s Shareholders have pledged their rights, titles and equity interest in Longkang as security for MeKeFuBang to collect consulting and services fees provided to Longkang through an Equity Pledge Agreement. In order to further reinforce MeKeFuBang’s rights to control and operate Longkang, Longkang’s shareholders have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang through an Option Agreement. As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. We have consolidated Longkang’s operating results, assets and liabilities within our financial statements.

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

Longkang is considered a VIE, and we are the primary beneficiary.  We conduct a portion of our operations in China through our PRC operating company Longkang.  On June 10, 2009, we entered into agreements with Longkang pursuant to which we shall receive 100% of Longkang’s net income. In accordance with these agreements, Longkang shall pay consulting fees equal to 100% of its net income to our wholly-owned subsidiary, MeKeFuBang.  MeKeFuBang shall supply the technology and administrative services needed to service Longkang. The agreements were amended on December 20, 2010 to restrict Longkang’s ability to terminate such agreements.

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

Included in property and equipment is construction-in-progress which consists of a deposit on machinery pending installation and includes the costs of the machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

Land use rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  Land use rights contain our factory, warehouse, and offices and certain land contains Laiyang Pear plantations which will or is being used to supply Laiyang Pear to us for production. Our land use rights have terms that expire in December 2037 through September 2060.  We amortize these land use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. The following summarizes land use rights acquired by the Company.

	Description	Useful life	Acquisition date	Expiration date	Area
Parcel A	Factory, warehouse and offices	50	12/2004	12/2054	67,854 square meters
Parcels B to G	Laiyang pear orchard	30	12/2007	12/2037	500.5 acres
Parcel H	Laiyang pear orchard	30	04/2011	03/2041	214.2 acres
Parcel I	Laiyang pear orchard	30	04/2011	03/2041	296.6 acres
Parcel J	Factory, warehouse and offices	50	04/2011	09/2060	87,569 square meters

Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of sales. For the six months ended June 30, 2011 and 2010, amortization of land use rights amounted to $453,854 and $274,121, respectively

Revenue recognition

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

Asset and liability accounts at June 30, 2011 and December 31, 2010 were translated at 6.4635 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the six months ended June 30, 2011 and 2010 were 6.5399 RMB and 6.83747 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended June 30, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.  The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, or disclosures.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Six Months ended June 30, 2011 and 2010

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the periods indicated, in dollars. The discussion following the table is based on these results.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
NET REVENUES	$11,129,624	$6,398,333	$62,361,749	$49,599,385
COST OF SALES	7,277,558	4,085,030	40,832,641	34,149,993
GROSS PROFIT	3,852,066	2,313,303	21,529,108	15,449,392
OPERATING EXPENSES:
Selling	75,612	73,061	244,629	245,247
Research and development	152,908	14	152,908	73,156
General and administrative	703,438	536,137	1,227,727	1,054,265
Total Operating Expenses	931,958	609,212	1,625,264	1,372,668

INCOME FROM OPERATIONS	2,920,108	1,704,091	19,903,844	14,076,724

OTHER INCOME (EXPENSE):
Interest income	75,455	33,434	130,940	58,275
Loss from foreign currency	(3,289)	(9,107)	(4,770)	(9,107)
Total Other Income (Expense)	72,166	24,327	126,170	49,168
INCOME BEFORE INCOME TAXES	2,992,274	1,728,418	20,030,014	14,125,892
PROVISION FOR INCOME TAXES
Current	(746,201)	(422,250)	(5,013,446)	(3,539,301)
Deferred	(15,696)	(14,929)	(31,199)	(29,853)
TOTAL PROVISION FOR INCOME TAXES	(761,897)	(437,179)	(5,044,645)	(3,569,154)

NET INCOME	$2,230,377	$1,291,239	$14,985,369	$10,556,738

COMPREHENSIVE INCOME:
NET INCOME	$2,230,377	$1,291,239	$14,985,369	$10,556,738
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,448,524	240,521	2,167,315	241,305

COMPREHENSIVE INCOME	$3,678,901	$1,531,760	$17,152,684	$10,798,043

Three and Six Months ended June 30, 2011 Compared to the Three and Six Months ended June 30, 2010

Revenues. For the three and six months ended June 30, 2011 and 2010, revenue and changes for each product line is summarized as follows:

	Six Months Ended June 30,
	2011	2010	Increase (Decrease)	Percentage Change
Laiyang Pear juice concentrate	$52,627,867	$43,184,787	$9,443,080	21.9%
Strawberry juice concentrate	7,187,961	6,398,333	789,628	12.3%
Bio animal feed	2,545,921	-	2,545,921	NM
Other	-	16,265	(16,265)	(100.0)%

Total net revenues	$62,361,749	$49,599,385	$12,762,364	25.7%

NM = Not meaningful

	Three Months Ended June 30,
	2011	2010	Increase	Percentage Change
Laiyang Pear juice concentrate	$3,899,802	$-	$3,899,802	NM
Strawberry juice concentrate	7,187,961	6,398,333	789,628	12.3%
Bio animal feed	41,861	-	41,861	NM

Total net revenues	$11,129,624	$6,398,333	$4,731,291	73.9%

•
During the three and six months ended June 30, 2011, we continued to see strong demand for our Laiyang Pear juice concentrate products. Laiyang Pear as a trademark has been registered by an entity affiliated with the Laiyang city government, and we have been granted a license to use this trademark through 2038. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate for a period of 30 years. Pursuant to this government letter, during this period, no other producer will be permitted to enter into the Laiyang Pear juice concentrate business. During the six months ended June 30, 2011, our revenues from Laiyang Pear juice concentrate increased by 21.9% as compared to the comparable 2010 period with the Laiyang Pear juice concentrate increased revenue attributable to an increase in volume with no change in our selling price. During the six months ended June 30, 2011, we sold 20,650.85 metric tons (“MT”) of Laiyang pear juice concentrate as compared to 17,712.75 MT in the comparable 2010 period.  During the three months ended June 30, 2011, our revenues from Laiyang Pear juice concentrate increased to $3,899,802 as compared to $0 in the comparable 2010 period. During the three months ended June 30, 2011, we sold 1,411.85 MT of Laiyang pear juice concentrate as compared to none in the comparable 2010 period.   Revenues from Laiyang Pear juice concentrate have increased due to increasing market demands from the pharmaceutical and health supplement products in which Laiyang Pear juice concentrate is used for its nutritional content and our ability to increase production capacity due the addition of a juice concentrate production line in September 2010.  Our business is highly seasonal, reflecting the harvest season of our primary source fruits, the Laiyang Pear, during the months from September through the following February.  We produce fruit juice concentrate and store it in cold storage until it is sold.  Typically, a substantial portion of our revenues are earned during our first, third and fourth quarters. We generally experience lower revenues during our second quarter.  Our inventory levels increase during the third and fourth quarter of the year and decrease substantially in the first quarter of the year. Generally we sell the remaining inventory balances during the first quarter of the year and experience a significant decrease in inventory during the first quarter of the year.  However, due an increase in production in the 2010/2011 production season attributable to our new juice concentrate production line, at March 31, 2011, we had an inventory of Laiyang pear juice concentrate which we were able to sell in the second quarter of 2011 as compared to no remaining inventory at March 31, 2010. We have not experienced a shortfall in working capital during our production period and we have sufficient working capital on hand to secure our raw materials. If we experience a bad harvest season due to weather or other situation that we cannot control, we would have a shortage of primary raw material and we would experience a substantial decrease in our revenues. Currently, there are no known trends or uncertainties that may have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

•
For the six and three months ended June 30, 2011, we had an increase in revenues from the sale of strawberry juice concentrate of $789,628 and $789,628, respectively.  The increase was attributable to an increase in volume sold. We had a strong harvest of strawberries in the 2011 period and we sold all of the strawberry juice concentrate produced to our customers. We will not produce and sell strawberry juice concentrate in the third quarter.

•
The increase in revenues from the sale of bio animal feed was attributable to the completion of our bio animal feed production line in October 2010.  We did not produce or sell bio animal feed in the 2010 periods.

The production of apple, strawberry and any other juice concentrates that we may produce is dependent upon the season and production requirements of our Laiyang Pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce apple and strawberry juice concentrate when we are not producing Laiyang Pear juice concentrate.

Cost of revenues. Cost of revenues increased by $6,682,648, or 19.6%, from $34,149.993 for the six months ended June 30, 2010 to $40,832,641 for the six months ended June 30, 2011. Cost of sales increased by $3,192,528, or 78.2%, from $4,085,030 for the three months ended June 30, 2010 to $7,277,558 for the three months ended June 30, 2011.

Gross profit and gross margin. Our gross profit was $21,529,108 for the six months ended June 30, 2011 as compared to $15,449,392 for the six months ended June 30, 2010 representing gross margins of 33.5% and 31.1%, respectively. Our gross profit was $3,852,066 for the three months ended June 30, 2011 as compared to $2,313,303 for the three months ended June 30, 2010 representing gross margins of 34.6% and 36.2%, respectively.

Gross margin percentages by product line are as follows:

	For the Three Months ended June 30, 2011	For the Three Months ended June 30, 2010	For the Six Months ended June 30, 2011	For the Six Months ended June 30, 2010
Laiyang Pear juice concentrate	34.8%	-	32.1%	30.5%
Strawberry juice concentrate	35.9%	36.2%	35.9%	35.4%
Bio animal feed	79.3%	-	81.0%	-
Other	-	-	-	100.0%
Overall gross profit %	34.6%	36.2%	34.5%	31.1%

•
For the 2011 periods, the increase in gross margin percentages related to Laiyang Pear juice concentrate was mainly attributed to a reduction in raw materials costs. In the fourth quarter of 2010, we began to use Laiyang pears from our orchards and spent less on pears.

•
Gross margin percentages related to the sale of bio animal feed was ranged from 79.3% to 81.0% for the 2011 periods. We began producing and selling bio animal feed in the fourth quarter of 2010. We did not sell bio animal feed in 2010 period. We are able to recognize a high gross margin from the sale of bio animal feed since we use waste from the production of Laiyang Pear juice concentrate as our main raw material in the production of the bio animal feed.

•	Gross margin percentages related to strawberry juice concentrate ranged from 35.4% to 36.2% for the 2011 and 2010 periods.

Gross margin percentages can vary from period to period based on the price of raw materials such as Laiyang pears and strawberries and can also fluctuate based on market conditions such as demand and purchase price. We expect gross margins to improve as we continue to harvest Laiyang Pears from our existing pear orchards and our land orchards that we acquired in March 2011.

Selling expenses. Selling expenses changed minimally for the three and six months ended June 30, 2011 for the comparable periods in 2010.  Selling expenses consisted of the following:

	Three Months Ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Compensation and related benefits	$73,774	$72,140	$217,768	$207,318
Shipping and handling	1,838	919	26,861	23,299
Advertising	-	2	-	14,630

Total	$75,612	$73,061	$244,629	$245,247

•
For the 2011 periods, compensation and related benefits increased by less than 5% as compared to the 2010 comparable period primarily due to an increase in commissions paid on increased revenues. We expect commission to increase proportionally when sales increase.

•
For the 2011 periods, we had slight increase in shipping and handling expenses as compared to the 2011 periods.  In the 2011 and 2010 periods, shipping and handling expenses were substantially paid by our customers.

•	For the three and six months ended June 30, 2011, advertising expense decreased as compared to the 2010 comparable periods. We did not incur advertising expenses in the 2011 periods.

                 Research and development expenses. . For the three and six months ended June 30, 2011, research and development expenses amounted to $152,908 and $152,908 as compared to $14 and $73,156 for the three and six months ended June 30, 2010, respectively. The change was primarily attributable to the timing of services performed pursuant to research and development contracts.  On March 1, 2010, we entered into a cooperative R&D contract with the Preclinical Medicine Research Laboratory of Shandong Medicine Academy to develop the applications of immunoregulation and antitumor effects of Laiyang Pear juice concentrate. This R&D project is expected to be completed by early 2012 and the total cost of the project is $732,500 of which we have paid $147,520.  In future periods, we expect research and development expenses to fluctuate depending on the nature, timing and costs of third party research and development contracts.

General and administrative expenses. General and administrative expenses amounted to $1,227,727 for the six months ended June 30, 2011, as compared to $1,054,265 for the same period in 2010, an increase of $173,462 or 16.5%. General and administrative expenses amounted to $703,438 for the three months ended June 30, 2011, as compared to $536,137 for the same period in 2010, an increase of $167,301 or 31.2%. General and administrative expenses consisted of the following:

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2011	2010	2011	2010
Compensation and related benefits	$174,779	$150,807	$370,565	$281,494
Professional fees	54,526	74,965	146,555	137,650
Depreciation	62,237	53,477	123,360	105,897
Amortization of land use rights	176,131	137,086	184,781	274,121
Other	235,765	119,802	402,466	255,103

Total	$703,438	$536,137	$1,227,727	$1,054,265

●
For the three and six months ended June 30, 2011, compensation and related benefits increased by $23,972 or 15.9% and $89,071 or 31.6% as compared to same periods in 2010, respectively. During 2011 periods, we hired our additional administrative staff to manage our manufacturing facility that was completed in October 2010 sad well as other professional staff and a director in connection with becoming a public company.

●	For the 2011 and 2010 periods, professional fees consisting of legal fees, accounting fees, internal control consulting services and other fees associated with being a public company. For the six months ended June 30, 2011, professional fees increase by $8,905 or 6.5% as compared to the same period in 2010 and was attributable to an increase in fees incurred in connection with internal control procedures as well as additional due diligence consulting fees offset by a decrease in accounting fees recorded in 2010 for services rendered by our chief financial officer when he was considered a consultant. For the three months ended June 30, 2011, professional fees decrease by $20,438 or 27.3% as compared to the same period in 2010 and was attributable to a decrease in accounting fees recorded in 2010 for services rendered by our chief financial officer when he was considered a consultant offset by an increase in fees incurred in connection with internal control procedures as well as additional due diligence consulting fees.
●
For the three and six months ended June 30, 2011, depreciation expense increased by $8,760 and $17,463 as compared to the same period in 2010. The increase was related to the depreciation of property and equipment recently placed in service in September 2010.

●
During the six months ended June 30 2011, amortization of land use rights decreased by $89,340 as compared to the comparable period in 2010. For the three months ended June 30, 2011, amortization of land use rights increased by $39,045 as compared to the comparable period in 2010.  The increase was attributable to the amortization of land use rights acquired In April 2011 relating to our new facility. Since we placed the land use rights in service in September 2010, we recorded additional amortization during the second quarter of 2011 of approximately $117,000 to reflect amortization for the period from September 1, 2010 to March 31, 2011. This increase was offset by a decrease in amortization of land use rights since through September 30, 2010, pear orchards on certain land did not produce any pears.  Accordingly, for the 2010 period, we included the amortization of the respective land use rights in general and administrative expenses. Effective on October 1, 2010, upon the use of pears from the leased orchards in the production process, we reflected a portion of amortization of these land use rights in cost of revenues. In 2011, amortization of land use rights related to the pear orchards used in our production process was reflected in cost of revenues.

●
For the three and six months ended June 30, 2011, other general and administrative expenses which consist of entertainment, utilities, office maintenance, travel expenses, pension, miscellaneous taxes, office supplies, filing fees and telephone increased by $115,963 or 96.8% and $147,363 or 57.8% as compared with the same periods in 2010, respectively. The increase was primarily attributable to an increase in utilities and land use taxes related to our new facility, and an increase in travel, local accommodation fees, meals and entertainment related to meetings, local hotel and meal expenses incurred in connection with visiting professionals.

Income from operations. . For the six months ended June 30, 2011, income from operations was $19,903,844, as compared to $14,076,724 for the six months ended June 30, 2010, an increase of $5,827,120 or 41.4%. For the three months ended June 30, 2011, income from operations was $2,920,108 as compared to $1,704,091 for the three months ended June 30, 2010, an increase of $1,216,017 or 71.4%.

              Other income (expenses). For the six months ended June 30, 2011, other income amounted to $126,170 as compared to other income of $49,168 for the comparable period in 2010.  For the three months ended June 30, 2011, other income amounted to $72,166 as compared to other income of $24,327 for the comparable period in 2010.  For the three and six months ended June 30, 2011 and 2010, other income (expense) primarily included:

•	For the three and six months ended June 30, 2011, interest income increased by $42,021 or 125.7% and $72,665 or 124.7%, respectively, and related to an increase in funds in interest bearing accounts.

Income tax expense. For the three and six months ended June 30, 2011, income tax expense increased by $324,718 or 74.3% and $1,475,491, or 41.3%, respectively, as compared to the comparable periods in 2010 which was attributed to an increase in taxable income.

Net income. As a result of the factors described above, our net income for the six months ended June 30, 2011 and 2010 was $14,985,369, or $0.54 per ordinary share (basic and diluted) and $10,556,738, or $0.38 per ordinary share (basic and diluted), respectively. Our net income for the three months ended June 30, 2011 and 2010 was $2,230,377, or $0.08 per ordinary share (basic and diluted) and $1,291,239, or $0.05 per ordinary share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,167,315 for the six months ended June 30, 2011 as compared to $241,305 for the comparable period in 2010. We reported a foreign currency translation gain of $1,448,524 for the three months ended June 30, 2011 as compared to $240,521 for the comparable period in 2010. These non-cash gains had the effect of increasing our reported comprehensive income.

Comprehensive income. For the six months ended June 30, 2011, comprehensive income of $17,152,684 is derived from the sum of our net income of $14,985,369 plus foreign currency translation gains of $2,167,315.  For the three months ended June 30, 2011, comprehensive income of $3,678,901 is derived from the sum of our net income of $2,230,377 plus foreign currency translation gains of $1,448,524.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, our balance of cash and cash equivalents was $38,217,706, comparing to $47,670,666 as of December 31, 2010. These funds were located in financial institutions located in China.

Our primary uses of cash have been for the construction of our new factory and warehouse facility, for the purchase of equipment for the new productions lines as discussed below, and for the acquisition of land use rights underlying our new production and office facility and for Laiyang pear orchards. Additionally, we use cash for employee compensation, new product development and working capital. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance higher level of inventories,

•	Addition of administrative and sales personnel as the business grows,

•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

•	Development of new products in the bio-animal feed industry to complement our current products,

•	The cost of being a public company and the continued increase in costs due to governmental compliance activities, and

•	Capital expenditures to add production lines and cold storage facilities and for the acquisition of additional land use rights to harvest Laiyang pears.

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

In connection with the 2010 construction of our new production and storage facility, we obtained certain land use certificates to use the underlying land. In connection with the use of this land use right, in April 2011, we paid approximately $10,100,000 to obtain the respective land use right certificate for a period of 50 years. Additional in June 2011, we paid approximately $21,300,000 for the rights to use two Laiyang pear orchards with an area of approximately 511 acres for a period of 30 years.

Changes in our working capital position are summarized as follows:

	June 30,	December 31,	Increase
	2011	2010	(Decrease)
Current assets	$42,761,699	$65,129,410	$(22,367,711)
Current liabilities	(5,261,438)	(13,685,566)	8,424,128
Working capital	$37,500,261	$51,443,844	$(13,943,583)

Our working capital decreased by $13,943,583 to $37,500,261 at June 30, 2011 from working capital of $51,443,844 at December 31, 2010. This decrease in working capital is primarily attributable to:

•	a net decrease in cash and restricted cash of approximately $9,500,000 primarily attributable the use of cash of approximately $31,400,000 to acquire land use rights offset by net cash provided by operating activities of approximately $20,700,000 as described below,
•	a decrease in inventories of approximately $12,200,000 from the sale of substantially all of the 2010/2011 Laiyang pear inventory in the 2011 period,

Offset by:

•	a decrease in income taxes payable of approximately $7,800,000.

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

Generally, we receive payment from our customers immediately upon delivery of our products. We have been able to collect our accounts receivable balances at or near the time of delivery. Accordingly, as of June 30, 2011 and December 31, 2010, we had no accounts receivable. In the future, we expect to continue to collect payments in advance of delivery.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended
	June 30,	June 30,
	2011	2010
Net cash provided by operating activities	$20,703,946	$23,031,324
Cash flows used in investing activities	$(31,417,379)	$(3,706,365)
Cash flows provided by ( used in) financing activities	$298,186	$1,704,407
Effect of exchange rate on cash	$962,287	$157,874
Net (decrease) increase in cash equivalents	$(9,452,960)	$21,187,240

Net cash flow provided by operating activities was $20,703,946 for the 2011 period as compared to $23,031,324 for the 2010 period, a decrease of $2,327,378.

●	Net cash flow provided by operating activities for the 2011 period was mainly due to:

●
net income of $14,985,369 adjusted for the add back of non-cash items such as depreciation of $1,001,047, the amortization of land use rights of $453,854, stock-based compensation of $18,000, and deferred income taxes of$31,199, and

	●	Changes in operating assets and liabilities consisting primarily of:

		■	a decrease in inventories of $12,448,477 attributable to the seasonality factors described above,
		■	a decrease in prepaid VAT on purchases of $451,588, and
		■	an increase in other taxes payable of $375,483
offset by
		■	a decrease in accounts payable of $514,110,
		■	a decrease in accrued expenses of $602,869,
		■	a decrease in income taxes payable of $7,893,083 due to the payment of 2010 and 2011 incomes taxes due.

●	Net cash flow provided by operating activities for the 2010 period consisted of

●
net income of $10,556,738 adjusted for the add back of non-cash items such as $475,753 of depreciation, the amortization of land use rights of $274,121, stock-based compensation of $23,999 and deferred income taxes of$29,853, and

	●	Changes in operating assets and liabilities consisting of

		■	a decrease in inventories of $13,339,472, and
		■	an increase in other taxes payable of $574,009,
offset by
		■	a decrease in income taxes payable of $1,478,111 and,
		■	a decrease in accrued expenses of $708,132.

Net cash flow used in investing activities was $31,417,379 for the 2011 period as compared to $3,706,365 for the 2010 period. During the 2011 period, we used cash of $31,373,071 for the acquisition of land use rights related to our new facility and for Laiyang pear orchards. Additionally, during the 2011 and 2010 periods, we used cash towards the construction of our new manufacturing facility and for the purchase of property and equipment for our new production lines of $44,308 and $3,224,027, respectively.

During the 2011 period, we received operating cash from our restricted cash held in escrow of $298,196. During the 2010 period, we received operating cash from our restricted cash held in escrow of $1,704,407.

We currently generate cash flow from our operating activities which we believe will be sufficient to sustain current level of operations for at least the next twelve months.

Contractual Obligations

The following tables summarize our contractual obligations as of June 30, 2011 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years		3-5 Years	5 Years +
Contractual Obligations :
Equipment purchase payments due (1)	2,854,000	2,854,000		-	-	-
Total Contractual Obligations:	$2,854,000	$2,854,000	$-		$-	$-

(1)	Represents amounts due for equipment acquired and installed at June 30, 2011 which is included in accounts payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2011, we issued 6,000 ordinary shares to our chief financial officer for its services rendered pursuant to an employment agreement between us and the chief financial officer. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance securities by us did not involve a public offering.

ITEM 6.	EXHIBITS

10.1*	Translation of Orchard Contracting and Transferring Contract with Zhaojiabuzi village, Heluo Town of Laiyang City
10.2*	Translation of Orchard Contracting and Transferring Contract with Beixiaoping village, Bolinzhuang Town of Laiyang City
10.3*	Translation of Land Use rights Transfer Contract with PRC Shandong province Laiyang City Handan municipal land and Resources Bureau
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data File (furnished in XBRL).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL DRAGON CORPORATION

Date: August 15, 2011	By:	/s/ Zhide Jiang
Zhide Jiang
President, Chief Executive Officer
and Chairman of the Board of Directors
(Duly Authorized Officer and Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer
Principal Financial and Accounting Officer