Form 10-Q
period 2011-09-30
Oriental Dragon Corp
filed 2011-11-14
CIK 1368196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  27,505,171 ordinary shares are issued and outstanding as of November 14, 2011.

ORIENTAL DRAGON CORPORATION
FORM 10-Q
September 30, 2011

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

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$43,262,816	$47,670,666
Cash - restricted	339,003	675,656
Inventories, net of reserve for obsolete inventory	3,958,189	16,239,577
Prepaid VAT on purchases	-	446,677
Prepaid expenses and other	217,955	35,115
Deferred income taxes	63,810	61,719

Total Current Assets	47,841,773	65,129,410

PROPERTY AND EQUIPMENT, net	18,834,926	19,586,350

OTHER ASSETS:
Land use rights, net	47,523,413	15,750,747
Deferred income taxes - net of current portion	781,670	802,352

Total Assets	$114,981,782	$101,268,859

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,675,541	$4,050,730
Accrued expenses	794,363	1,055,593
Income taxes payable	960,067	8,509,308
VAT and other taxes payable	635,619	69,935

Total Current Liabilities	6,065,590	13,685,566

COMMITMENT

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized,
none issued and outstanding at September 30, 2011 and December 31, 2010)	-	-
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,505,171 and 27,499,171
shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	27,505	27,499
Additional paid-in capital	16,373,301	16,355,307
Retained earnings	79,923,663	62,385,882
Statutory and non-statutory reserves	4,423,047	3,875,734
Accumulated other comprehensive income - cumulative foreign currency translation adjustment	8,168,676	4,938,871

Total Shareholders' Equity	108,916,192	87,583,293

Total Liabilities and Shareholders' Equity	$114,981,782	$101,268,859

See notes to unaudted consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

NET REVENUES	$16,638,556	$14,354,667	$79,000,305	$63,954,052

COST OF SALES	11,445,769	9,709,897	52,278,410	43,859,890

GROSS PROFIT	5,192,787	4,644,770	26,721,895	20,094,162

OPERATING EXPENSES:
Selling	101,322	92,654	345,951	337,901
Research and development	231,873	197	384,781	73,353
General and administrative	760,401	683,656	1,988,128	1,737,921

Total Operating Expenses	1,093,596	776,507	2,718,860	2,149,175

INCOME FROM OPERATIONS	4,099,191	3,868,263	24,003,035	17,944,987

OTHER INCOME (EXPENSE):
Interest income	52,501	34,989	183,441	93,264
Loss from foreign currency	(33)	(15,017)	(4,803)	(24,124)

Total Other Income (Expense)	52,468	19,972	178,638	69,140

INCOME BEFORE PROVISION FOR INCOME TAXES	4,151,659	3,888,235	24,181,673	18,014,127

PROVISION FOR INCOME TAXES:
Current	(1,036,027)	(1,007,064)	(6,049,473)	(4,546,365)
Deferred	(15,907)	(15,047)	(47,106)	(44,900)

Total Provision for Income Taxes	(1,051,934)	(1,022,111)	(6,096,579)	(4,591,265)

NET INCOME	$3,099,725	$2,866,124	$18,085,094	$13,422,862

COMPREHENSIVE INCOME:
NET INCOME	$3,099,725	$2,866,124	$18,085,094	$13,422,862

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,062,490	1,070,280	3,229,805	1,311,585

COMPREHENSIVE INCOME	$4,162,215	$3,936,404	$21,314,899	$14,734,447

NET INCOME PER ORDINARY SHARE:
Basic	$0.11	$0.10	$0.66	$0.49
Diluted	$0.11	$0.10	$0.66	$0.49

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic	27,505,171	27,499,171	27,503,003	27,495,625
Diluted	27,505,171	27,499,171	27,503,003	27,495,625

See notes to unaudted consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,085,094	$13,422,862
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,511,109	718,148
Amortization of land use rights	830,483	412,288
Decrease in reserve for inventory obsolescence	-	(18,847)
Stock-based compensation	18,000	23,999
Deferred income taxes	47,106	44,900
Changes in assets and liabilities:
Inventories	12,629,967	12,335,862
Prepaid and other current assets	(179,712)	(5,000)
Prepaid VAT on purchases	454,556	(226,851)
Accounts payable	(501,760)	(35,978)
Accrued expenses	(292,320)	8,976
Other taxes payable	554,471	1,064,445
Income taxes payable	(7,714,403)	(484,546)

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,442,591	27,260,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of land use rights	(31,579,257)	-
Deposits on property and equipment	-	(217,465)
Purchase of property and equipment	(118,523)	(5,825,661)

NET CASH USED IN INVESTING ACTIVITIES	(31,697,780)	(6,043,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash - restricted	336,653	1,853,694

NET CASH PROVIDED BY FINANCING ACTIVITIES	336,653	1,853,694

EFFECT OF EXCHANGE RATE ON CASH	1,510,686	822,174

NET (DECREASE) INCREASE IN CASH	(4,407,850)	23,893,000

CASH - beginning of year	47,670,666	26,574,338

CASH - end of period	$43,262,816	$50,467,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$13,763,876	$5,030,511

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in construction in progress and accrued expenses	$-	$7,627,374

See notes to unaudted consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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
September 30, 2011

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
September 30, 2011

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in the nine months ended September 30, 2011 and 2010 include the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, and the valuation of stock-based compensation.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Cash – restricted

At September 30, 2011 and December 31, 2010, restricted cash consisted of cash deposits held with Company counsel (see Note 6).

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
September 30, 2011

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

At September 30, 2011 and December 31, 2010, the Company’s cash balances by geographic area were as follows:

	September 30, 2011		December 31, 2010
Country:
China	$43,262,816	100.0%	$47,670,666	100.0%
Total cash and cash equivalents	$43,262,816	100.0%	$47,670,666	100.0%

Accounts receivable

At September 30, 2011 and December 31, 2010, there were no outstanding accounts receivables.   The Company, when necessary, maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $99,021 and $95,777 at September 30, 2011 and December 31, 2010, respectively. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation, and storage fees.

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
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the nine-month periods ended September 30, 2011 and 2010.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2011 and December 31, 2010, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $36,521 and $29,838 for the nine months ended September 30, 2011 and 2010, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 25% of salaries. For the nine months ended September 30, 2011 and 2010, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $126,498 and $78,546, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statements of income. For the nine months ended September 30, 2011 and 2010, advertising expense amounted to $0 and $14,671, respectively.

Research and development

Research and development costs are expensed as incurred. For the nine months ended September 30, 2011 and 2010, research and development costs amounted to $384,781 and $73,353, respectively.

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

Asset and liability accounts at September 30, 2011 and December 31, 2010 were translated at 6.3952 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2011 and 2010 were 6.4972 RMB and 6.8164 RMB to $1.00, respectively.  Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments.

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
September 30, 2011

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$3,099,725	$2,866,124	$18,085,094	$13,422,862

Weighted average ordinary shares outstanding – basic	27,505,171	27,499,171	27,503,003	27,495,625
Effect of dilutive securities:
Warrants	-	-	-	-
Weighted average ordinary shares outstanding– diluted	27,505,171	27,499,171	27,503,003	27,495,625
Net income per ordinary share - basic	$0.11	$0.10	$0.66	$0.49
Net income per ordinary share - diluted	$0.11	$0.10	$0.66	$0.49

The Company's aggregate common stock equivalents at September 30, 2011 and 2010 include the following:

	2011	2010
Warrants	3,402,212	3,402,212
Total	3,402,212	3,402,212

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 2 - INVENTORIES

At September 30, 2011 and December 31, 2010, inventories consisted of the following:

	2011	2010
Raw materials	$314,630	$108,930
Work in process	244,201	-
Finished goods	3,498,379	16,226,424
	4,057,210	16,335,354
Less: reserve for obsolete inventory	(99,021)	(95,777)
	$3,958,189	$16,239,577

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	Useful Life	2011	2010
Office equipment and furniture	10 Years	$131,478	$126,235
Manufacturing equipment	10 Years	16,264,552	15,662,571
Vehicles	10 Years	143,998	139,281
Construction in progress	-	53,034	90,274
Building and building improvements	10-20 Years	10,015,317	9,601,870
		26,608,379	25,620,231
Less: accumulated depreciation		(7,773,453)	(6,033,881)
		$18,834,926	$19,586,350

For the nine months ended September 30, 2011 and 2010, depreciation expense amounted to $1,511,109 and $718,148, of which $1,324,673 and $556,276 is included in cost of sales, and $186,436 and $161,872 is included in general and administrative expenses, respectively.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 4 – LAND USE RIGHTS (continued)

Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of sales. For the nine months ended September 30, 2011 and 2010, amortization of land use rights amounted to $830,483 and $412,288, respectively.  At September 30, 2011 and December 31, 2010, land use rights consist of the following:

	Useful Life	2011	2010
Land Use Rights	30 - 50 years	$50,372,611	$17,690,518
Less: Accumulated Amortization		(2,849,198)	(1,939,771)
		$47,523,413	$15,750,747

Amortization of land use rights attributable to future periods is as follows:

Twelve month period ending September 30:
2012	1,213,508
2013	1,213,508
2014	1,213,508
2015	1,213,508
2016	1,213,508
Thereafter	41,455,873
$47,523,413

NOTE 5 – ACCRUED EXPENSES

At September 30, 2011 and December 31, 2010, accrued expenses consist of the following:

	2011	2010
Accrued payroll and employees benefit	$302,212	$-
Accrued research and development	390,918	-
Accrued equipment and construction payable	-	924,459
Other	101,233	131,134
	$794,363	$1,055,593

NOTE 6 – CASH - RESTRICTED

Pursuant to an Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc. (“Grandview”), Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), the Company placed a total of $120,000 in an escrow account with its counsel to be used for the payment of investor relation fees. Additionally, pursuant to a Going Public Escrow Agreement, amongst the Company, Grandview, Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), the Company placed a total of $1,000,000 from the Offering proceeds with its counsel to be used for the payment of fees and expenses related to becoming a public company and listing its Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to the Company. At September 30, 2011 and December 31, 2010, cash - restricted amounted to $339,003 and $675,656, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 7 – SHAREHOLDERS’ EQUITY

Ordinary Shares

During the nine months ended September 30, 2011, the Company issued 6,000 ordinary shares to its chief financial officer for services rendered pursuant to an engagement agreement. The shares were valued at fair value on the dates of grant and the Company recorded stock-based compensation of $18,000.

Warrants

Warrant activity for the nine months ended September 30, 2011 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	3,402,210	$6.00
Granted	-	-
Exercised	-	-
Balance at end of period	3,402,210	$6.00

Warrants exercisable at end of period	3,402,210	$6.00

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at September 30, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2011	Weighted Average Exercise Price
$6.00	3,402,210	3.81	$6.00	3,402,210	$6.00

NOTE 8 – MAJOR CUSTOMERS

For the nine months ended September 30, 2011 and 2010, 14 and 8 customers accounted for 100.0% of the Company’s revenues, respectively.  The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for the nine months ended September 30, 2011 and 2010 as follows:
	Percentage of total revenues
Customer	2011	2010
1	17.6%	21.2%
2	9.4%	11.4%
3	9.7%	11.6%
4	9.5%	11.3%
5	10.0%	11.4%
6	10.3%	11.8%
7	10.4%	13.6%

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

ORIENTAL DRAGON CORPORATION CONSOLIDATED PARENT COMPANY BALANCE SHEETS (Unaudited)
	As of September 30,	As of December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$95,564	$996,143
Cash – restricted	339,003	675,656
Prepaid expenses and other	52,500	5,000
Total Current Assets	487,067	1,676,799
Investments in subsidiaries at equity	108,451,988	86,032,447
Total Assets	$108,939,055	$87,709,246

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,863	$125,953
Total Current Liabilities	22,863	125,953

Shareholders' equity:
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,505,171 and 27,499,171 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	27,505	27,499
Additional paid-in capital	16,373,301	16,355,307
Statutory and non-statutory reserves	4,423,047	3,875,734
Retained earnings	79,923,663	62,385,882
Accumulated other comprehensive income	8,168,676	4,938,871
Total Shareholders' Equity	108,916,192	87,583,293
Total Liabilities and Shareholders' Equity	$108,939,055	$87,709,246

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

NOTE 9 – RESTRICTED NET ASSETS (continued)

ORIENTAL DRAGON CORPORATION
CONSOLIDATED PARENT COMPANY STATEMNT OF INCOME
(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	204,642	312,279
Total Operating Expenses	204,642	312,279
LOSS FROM OPERATIONS	(204,642)	(312,279)

LOSS ATTRIBUTABLE TO PARENT ONLY	(204,642)	(312,279)
EQUITY INCOME EARNINGS OF SUBSIDIARIES	18,289,736	13,735,141

NET INCOME	$18,085,094	$13,422,862

ORIENTAL DRAGON CORPORATION
CONSOLIDATED PARENT COMPANY STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,085,094	$13,422,862
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in earnings of subsidiary	(18,289,736)	(13,735,141)
Stock-based compensation	18,000	23,999
Changes in assets and liabilities:
Prepaid expenses	(47,500)	(5,000)
Accounts payable	(103,090)	(51,396)
NET CASH USED IN OPERATING ACTIVITIES	(337,232)	(344,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment payments to subsidiaries	(900,000)	(6,000,000)
NET CASH USED IN INVESTING ACTIVITIES	(900,000)	(6,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash – restricted	336,653	1,853,694
NET CASH PROVIDED BY FINANCING ACTIVITIES	336,653	1,853,694

NET DECREASE IN CASH	(900,579)	(4,490,982)
CASH - beginning of year	996,143	10,487,306
CASH - end of period	$95,564	$5,996,324

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Oriental Dragon Corporation for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with the Oriental Dragon Corporation financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 31, 2011. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

Primarily, we engage in the processing, producing and distributing of Laiyang Pear fruit juice concentrate. In September 2010, we began producing and distributing bio animal feed using the waste produced by our juice concentrate business. During the third quarter of 2011, we started to produce and sell strawberry puree. Our subsidiary, Merit Times, owns 100% of the issued and outstanding capital stock of MeKeFuBang, a wholly foreign owned enterprise incorporated under the laws of the PRC.  On December 20, 2010, MeKeFuBang entered into a series of contractual agreements (which replaced similar agreements dated June 10, 2009) with Longkang, a company incorporated under the laws of the PRC, and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang and has the right to appoint all executives and senior management and the members of the board of directors of Longkang. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang for an annual fee in the amount of Longkang’s yearly net profits after tax. Additionally, Longkang’s Shareholders have pledged their rights, titles and equity interest in Longkang as security for MeKeFuBang to collect consulting and services fees provided to Longkang through an Equity Pledge Agreement. In order to further reinforce MeKeFuBang’s rights to control and operate Longkang, Longkang’s shareholders have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang through an Option Agreement. As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. We have consolidated Longkang’s operating results, assets and liabilities within our financial statements.

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

Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of sales. For the nine months ended September 30, 2011 and 2010, amortization of land use rights amounted to $830,483 and $412,288, respectively

Revenue recognition

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

Asset and liability accounts at September 30, 2011 and December 31, 2010 were translated at 6.3952 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2011 and 2010 were 6.4972 RMB and 6.8164 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Three and Nine Months ended September 30, 2011 and 2010

The following tables set forth key components of our results of operations for the periods indicated, in dollars, and key components of our revenue for the periods indicated, in dollars. The discussion following the table is based on these results.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
NET REVENUES	$16,638,556	$14,354,667	$79,000,305	$63,954,052
COST OF SALES	11,445,769	9,709,897	52,278,410	43,859,890
GROSS PROFIT	5,192,787	4,644,770	26,721,895	20,094,162
OPERATING EXPENSES:
Selling	101,322	92,654	345,951	337,901
Research and development	231,873	197	384,781	73,353
General and administrative	760,401	683,656	1,988,128	1,737,921
Total Operating Expenses	1,093,596	776,507	2,718,860	2,149,175

INCOME FROM OPERATIONS	4,099,191	3,868,263	24,003,035	17,944,987

OTHER INCOME (EXPENSE):
Interest income	52,501	34,989	183,441	93,264
Loss from foreign currency	(33)	(15,017)	(4,803)	(24,124)
Total Other Income (Expense)	52,468	19,972	178,638	69,140
INCOME BEFORE INCOME TAXES	4,151,659	3,888,235	24,181,673	18,014,127
PROVISION FOR INCOME TAXES:
Current	(1,036,027)	(1,007,064)	(6,049,473)	(4,546,365)
Deferred	(15,907)	(15,047)	(47,106)	(44,900)
TOTAL PROVISION FOR INCOME TAXES	(1,051,934)	(1,022,111)	(6,096,579)	(4,591,265)

NET INCOME	$3,099,725	$2,866,124	$18,085,094	$13,422,862
COMPREHENSIVE INCOME:
NET INCOME	$3,099,725	$2,866,124	$18,085,094	$13,422,862
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,062,490	1,070,280	3,229,805	1,311,585
COMPREHENSIVE INCOME	$4,162,215	$3,936,404	$21,314,899	$14,734,447

Three and Nine Months ended September 30, 2011 Compared to Three and Nine Months ended September 30, 2010

Revenues. For the three and nine months ended September 30, 2011 and 2010, revenue and changes for each product line is summarized as follows:

		Nine Months Ended September 30,
		2011	2010	Increase (Decrease)	Percentage Change
Laiyang Pear juice concentrate	(1)	$61,756,346	$57,539,454	$4,216,892	7.3%
Strawberry juice concentrate/puree	(2)	13,917,850	6,398,333	7,519,517	117.5%
Bio animal feed	(3)	3,326,109	-	3,326,109	NM
Other		-	16,265	(16,265)	(100.0)%
Total net revenues		$79,000,305	$63,954,052	$15,046,253	23.5%

NM = Not meaningful

		Three Months Ended September 30,
		2011	2010	Increase (Decrease)	Percentage Change
Laiyang Pear juice concentrate	(1)	$9,128,479	$14,354,667	$(5,226,188)	(36.4)%
Strawberry juice puree	(2)	6,729,889	-	6,729,889	NM
Bio animal feed	(3)	780,188	-	780,188	NM
Total net revenues		$16,638,556	$14,354,667	$2,283,889	15.9%

(1)       During the three and nine months ended September 30, 2011, we continued to see strong demand for our Laiyang Pear juice concentrate products. Laiyang Pear as a trademark has been registered by an entity affiliated with the Laiyang city government, and we have been granted a license to use this trademark through 2038. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate for a period of 30 years. Pursuant to this government letter, during this period, no other producer will be permitted to enter into the Laiyang Pear juice concentrate business.

During the nine months ended September 30, 2011, our revenues from Laiyang Pear juice concentrate increased by 7.3% as compared to the comparable 2010 period with the Laiyang Pear juice concentrate increased revenue attributable to an increase in volume with no change in our selling price. During the nine months ended September 30, 2011, we sold 24,075 metric tons (“MU”) of Laiyang pear juice concentrate as compared to 23,529 MU in the comparable 2010 period.

During the three months ended September 30, 2011, our revenues from Laiyang Pear juice concentrate decreased 36.4% as compared to the comparable 2010 period. During the three months ended September 30, 2011, we sold 3,424 MU of Laiyang pear juice concentrate as compared to 5,816 MU in the comparable 2010 period.   The decrease in revenues from Laiyang Pear juice concentrate was attributable to two-week delay in the harvesting of Laiyang Pears used to produce juice concentrate. We expect to have a strong harvest and strong sales of pears in the fourth quarter.

Overall, we  increased sales of our Laiyang Pear juice concentrate products due to increasing market demands from the use of Laiyang Pear juice concentrate in pharmaceutical and health supplement products in which Laiyang Pear juice concentrate is used for its nutritional content and our ability to increase production capacity due to the addition of a juice concentrate production line in September 2010.  Our business is highly seasonal, reflecting the harvest season of our primary source fruits, the Laiyang Pear, during the months from September through the following February.  We produce fruit juice concentrate and store it in cold storage until it is sold.  Typically, a substantial portion of our revenues are earned during our first, third and fourth quarters. We generally experience lower revenues during our second quarter.  Our inventory levels increase during the third and fourth quarter of the year and decrease substantially in the first quarter of the year. Generally we sell the remaining inventory balances during the first or second quarter of the year.  We have not experienced a shortfall in working capital during our production period and we have sufficient working capital on hand to secure our raw materials. If we experience a bad harvest season due to weather or other situation that we cannot control, we would have a shortage of primary raw material and we would experience a substantial decrease in our revenues. Currently, there are no known trends or uncertainties that may have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

(2)       For the nine and three months ended September 30, 2011, we had an increase in revenues from the sale of strawberry juice concentrate and strawberry puree of $7,519,517 and $6,729,889, respectively.  The increase was attributable to the sale of strawberry puree of approximately $6,683,000 to one customer. During the third quarter of 2011, we produced and sold our first order of strawberry puree using equipment installed in 2010.  Additionally, we had a strong harvest of strawberries in the 2011 period and we sold all of the strawberry juice concentrate produced to our customers. Although we expect future orders for our puree products, currently we do not have any orders and the timing of such orders is not known.

(3)      The increase in revenues from the sale of bio animal feed was attributable to the completion of our bio animal feed production line in October 2010.  We did not produce or sell bio animal feed in the 2010 periods.

The production of strawberry and any other juice concentrates that we may produce is dependent upon the season and production requirements of our Laiyang Pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce and sell strawberry and any other juice concentrates when we are not producing Laiyang Pear juice concentrate.

Cost of sales. Cost of sales increased by $8,418,520, or 19.2%, from $43,859,890 for the nine months ended September 30, 2010 to $52,278,410 for the nine months ended September 30, 2011. Cost of sales increased by $1,735,872, or 17.9%, from $9,709,897 for the three months ended September 30, 2010 to $11,445,769 for the three months ended September 30, 2011.

Gross profit and gross margin. Our gross profit was $26,721,895 for the nine months ended September 30, 2011 as compared to $20,094,162 for the nine months ended September 30, 2010 representing gross margins of 33.8% and 31.4%, respectively. Our gross profit was $5,192,787 for the three months ended September 30, 2011 as compared to $4,644,770 for the three months ended September 30, 2010 representing gross margins of 31.2% and 32.4%, respectively.

Gross margin percentages by product line are as follows:

	For the Three Months ended September 30, 2011	For the Three Months ended September 30, 2010	For the Nine Months ended September 30, 2011	For the Nine Months ended September 30, 2010
Laiyang Pear juice concentrate	29.5%	32.4%	31.7%	31.0%
Strawberry juice concentrate and puree	28.5%	-	32.3%	35.5%
Bio animal feed	73.6%	-	79.3%	-
Other	-	-	-	100.0%
Overall gross profit %	31.2%	32.4%	33.8%	31.4%

•
For the nine months ended September 30, 2011, the increase in gross margin percentages related to Laiyang Pear juice concentrate was mainly attributed to a reduction in raw materials costs. In the fourth quarter of 2010, we began to use Laiyang pears from our orchards and spent less on pears.  For the three months ended September 30, 2011, the decrease in gross margin percentages related to Laiyang Pear juice concentrate was mainly attributed to higher production costs caused by the allocation of fixed production costs such as depreciation to a smaller than usual production batch which increased our overall production cost.

•
Gross margin percentages related to the sale of bio animal feed was ranged from 73.6% to 79.3% for the 2011 periods. We began producing and selling bio animal feed in the fourth quarter of 2010. We did not sell bio animal feed in 2010 period. We are able to recognize a high gross margin from the sale of bio animal feed.  We use waste from the production of Laiyang Pear juice concentrate as our main raw material in the production of the bio animal feed. The production of bio animal feed is dependent on the production of waste from the production of Laiyang Pear juice concentrate.

•	Gross margin percentages related to strawberry juice concentrate and strawberry puree ranged from 28.5% to 35.5% for the 2011 and 2010 periods.

Gross margin percentages can vary from period to period based on the price of raw materials such as Laiyang pears and strawberries and can also fluctuate based on market conditions such as demand and purchase price. We expect gross margins to improve as we continue to harvest Laiyang Pears from our existing pear orchards and our new pear orchards that we acquired in March 2011.

Selling expenses. Selling expenses changed minimally for the three and nine months ended September 30, 2011 as compared to the comparable periods in 2010.  Selling expenses consisted of the following:

	Three Months Ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Compensation and related benefits	$91,662	$86,075	$309,430	$293,393
Shipping and handling	9,660	6,539	36,521	29,838
Advertising	-	40	-	14,670

Total	$101,322	$92,654	$345,951	$337,901

•
For the 2011 periods, compensation and related benefits increased by approximately 6% as compared to the 2010 comparable period primarily due to an increase in commissions paid on increased revenues. We expect commission to increase proportionally when sales increase.

•
For the 2011 periods, we had slight increase in shipping and handling expenses as compared to the 2010 periods.  In the 2011 and 2010 periods, shipping and handling expenses were substantially paid by our customers.

•	For the three and nine months ended September 30, 2011, advertising expense decreased as compared to the 2010 comparable periods. We did not incur advertising expenses in the 2011 periods.

Research and development expenses. . For the three and nine months ended September 30, 2011, research and development expenses amounted to $231,873 and $384,781 as compared to $197 and $73,353 for the three and nine months ended September 30, 2010, respectively. The change was primarily attributable to the timing of services performed pursuant to research and development contracts.  On March 1, 2010, we entered into a cooperative R&D contract with the Preclinical Medicine Research Laboratory of Shandong Medicine Academy to develop the applications of immunoregulation and antitumor effects of Laiyang Pear juice concentrate. This R&D project is expected to be completed by early 2012 and the total cost of the project is approximately $780,000 of which we have paid approximately $155,000.  In future periods, we expect research and development expenses to fluctuate depending on the nature, timing and costs of third party research and development contracts.

General and administrative expenses. General and administrative expenses amounted to $1,988,127 for the nine months ended September 30, 2011, as compared to $1,737,921 for the same period in 2010, an increase of $250,207 or 14.4%. General and administrative expenses amounted to $760,401 for the three months ended September 30, 2011, as compared to $683,656 for the same period in 2010, an increase of $76,745 or 11.2%. General and administrative expenses consisted of the following:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2011	2010	2011	2010
Compensation and related benefits	$186,884	$188,243	$557,449	$471,737
Professional fees	39,366	123,566	185,921	261,216
Depreciation	63,076	55,975	186,436	161,872
Amortization of land use rights	239,440	138,167	424,221	412,288
Other	231,635	177,705	634,101	430,808

Total	$760,401	$683,656	$1,988,128	$1,737,921

•
For the three and nine months ended September 30, 2011, compensation and related benefits (decreased) increased by $(1,359) or less than 1%, and $85,712 or 18.2% as compared to comparable periods in 2010, respectively. During 2011 periods, we hired additional administrative staff to manage our manufacturing facility that was completed in October 2010 as well as other professional staff and a director in connection with becoming a public company.

•
For the 2011 and 2010 periods, professional fees consisting of legal fees, accounting fees, internal control consulting services and other fees associated with being a public company.  For the nine months ended September 30, 2011, professional fees decrease by $75,295 or 28.8% as compared to the same period in 2010 and was attributable to an increase in fees incurred in connection with internal control procedures as well as additional due diligence consulting fees of approximately $27,000 offset by a decrease of $30,000 in accounting fees recorded in 2010 for services rendered by our chief financial officer when he was considered a consultant, a decrease in legal fees of approximately $28,000 and a decrease in other professional fees. For the three months ended September 30, 2011, professional fees decrease by $84,200 or 68.1% as compared to the same period in 2010.

•	For the three and nine months ended September 30, 2011, depreciation expense increased by $7,101 and $24,564 as compared to the same period in 2010. The increase was related to the depreciation of property and equipment recently placed in service in September 2010.

•
During the nine months ended September 30 2011, amortization of land use rights increased by $11,933 as compared to the comparable period in 2010. For the three months ended September 30, 2011, amortization of land use rights increased by $101,273 as compared to the comparable period in 2010, which was attributable to the amortization of land use rights acquired in June 2011 relating to new Laiyang Pear orchards. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of sales.

•
For the three and nine months ended September 30, 2011, other general and administrative expenses which consist of entertainment, utilities, office maintenance, travel expenses, pension, miscellaneous taxes, office supplies, filing fees and telephone increased by $53,930 or 30.3% and $203,293 or 47.2% as compared with the same periods in 2010, respectively. The increase was primarily attributable to an increase in utilities and land use taxes related to our new facility, and an increase in travel, local accommodation fees, meals and entertainment related to meetings, local hotel and meal expenses incurred in connection with visiting professionals.

Income from operations. . For the nine months ended September 30, 2011, income from operations was $24,003,035, as compared to $17,944,987 for the nine months ended September 30, 2010, an increase of $6,058,048 or 33.8%. For the three months ended September 30, 2011, income from operations was $4,099,191 as compared to $3,868,263 for the three months ended September 30, 2010, an increase of $230,928 or 6.0%.

Other income (expenses). For the nine months ended September 30, 2011, other income amounted to $178,638 as compared to other income of $69,140 for the comparable period in 2010.  For the three months ended September 30, 2011, other income amounted to $52,468 as compared to other income of $19,972 for the comparable period in 2010.  For the three and nine months ended September 30, 2011 and 2010, other income (expense) primarily included:

•
For the three and nine months ended September 30, 2011, interest income increased by $17,512 or 50.1% and $90,177 or 96.7%, respectively, and related to an increase in funds in interest bearing accounts.

Income tax expense. For the three and nine months ended September 30, 2011, income tax expense increased by $29,823 or 2.9% and $1,505,314, or 32.8%, respectively, as compared to the comparable periods in 2010 which was attributed to an increase in taxable income.

Net income. As a result of the factors described above, our net income for the nine months ended September 30, 2011 and 2010 was $18,085,094, or $0.66 per ordinary share (basic and diluted) and $13,422,862, or $0.49 per ordinary share (basic and diluted), respectively. Our net income for the three months ended September 30, 2011 and 2010 was $3,0o99,725, or $0.11 per ordinary share (basic and diluted) and $2,866,124, or $0.10 per ordinary share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $3,229,805 for the nine months ended September 30, 2011 as compared to $1,311,585 for the comparable period in 2010. We reported a foreign currency translation gain of $1,062,490 for the three months ended September 30, 2011 as compared to $1,070,280 for the comparable period in 2010. These non-cash gains had the effect of increasing our reported comprehensive income.

Comprehensive income. For the nine months ended September 30, 2011, comprehensive income of $21,314,899 is derived from the sum of our net income of $18,085,094 plus foreign currency translation gains of $3,229,805.  For the three months ended September 30, 2011, comprehensive income of $4,162,215 is derived from the sum of our net income of $3,099,725 plus foreign currency translation gains of $1,062,490.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, our balance of cash and cash equivalents was $43,262,816, comparing to $47,670,666 as of December 31, 2010. These funds were located in financial institutions located in China.

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

In connection with the 2010 construction of our new production and storage facility, we obtained certain land use certificates to use the underlying land. In connection with the use of this land use right, in April 2011, we paid approximately $10,100,000 to obtain the respective land use right certificate for a period of 50 years. Additionally, in June 2011, we paid approximately $21,300,000 for the rights to use two Laiyang pear orchards with an area of approximately 511 acres for a period of 30 years.

Changes in our working capital position are summarized as follows:

	September 30,	December 31,	Increase
	2011	2010	(Decrease)
Current assets	$47,841,773	$65,129,410	$(17,287,637)
Current liabilities	(6.065,590)	(13,685,566)	7,619,976
Working capital	$41,776,183	$51,443,844	$(9,667,661)

Our working capital decreased by $9,667,661 to $41,776,183 at September 30, 2011 from working capital of $51,443,844 at December 31, 2010. This decrease in working capital is primarily attributable to:

•
a net decrease in cash and restricted cash of approximately $4,407,900 primarily attributable the use of cash of approximately $31,579,000 to acquire land use rights offset by net cash provided by operating activities of approximately $25,400,000 as described below,

•	a decrease in inventories of approximately $12,281,000 from the sale of substantially all of the 2010/2011 Laiyang pear inventory in the 2011 period,

Offset by:

•	a decrease in income taxes payable of approximately $7,800,000.

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

Generally, we receive payment from our customers immediately upon delivery of our products. We have been able to collect our accounts receivable balances at or near the time of delivery. Accordingly, as of September 30, 2011 and December 31, 2010, we had no accounts receivable. In the future, we expect to continue to collect payments in advance of delivery.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended
	September 30,	September 30,
	2011	2010
Net cash provided by operating activities	$25,442,591	$27,260,258
Cash flows used in investing activities	$(31,697,780)	$(6,043,126)
Cash flows provided by financing activities	$336,653	$1,853,694
Effect of exchange rate on cash	$1,510,686	$822,174
Net (decrease) increase in cash equivalents	$(4,407,850)	$23,893,000

Net cash flow provided by operating activities was $25,442,591 for the 2011 period as compared to $27,260,258 for the 2010 period, a decrease of $1,817,667.

•	Net cash flow provided by operating activities for the 2011 period was mainly due to:

•
net income of $18,085,094 adjusted for the add back of non-cash items such as depreciation of $1,511,109, the amortization of land use rights of $830,483, stock-based compensation of $18,000, and deferred income taxes of $47,106, and

•	Changes in operating assets and liabilities consisting primarily of:
▪	a decrease in inventories of $12,629,967 attributable to the seasonality factors described above,
▪	a decrease in prepaid VAT on purchases of $454,556, and
▪	an increase in other taxes payable of $554,471
offset by
▪	an increase in prepaid and other current assets of $179,712,
▪	a decrease in accounts payable of $501,760,
▪	a decrease in accrued expenses of $292,320,
▪	a decrease in income taxes payable of $7,714,403 due to the payment of 2010 and 2011 incomes taxes due.

•	Net cash flow provided by operating activities for the 2010 period primarily consisted of:
•
net income of $13,422,862 adjusted for the add back of non-cash items such as $718,148 of depreciation, the amortization of land use rights of $412,288, stock-based compensation of $23,999 and deferred income taxes of $44,900, and

•	Changes in operating assets and liabilities primarily consisting of
▪	a decrease in inventories of $12,335,862, and
▪	an increase in other taxes payable of $1,064,445,
offset by
▪	an increase in prepaid VAT on purchases of $226,851,
▪	a decrease in accounts payable of $35,978, and
▪	a decrease in income taxes payable of $484,546.

Net cash flow used in investing activities was $31,697,780 for the 2011 period as compared to $6,043,126 for the 2010 period. During the 2011 period, we used cash of $31,579,257 for the acquisition of land use rights related to our new facility and for Laiyang pear orchards. During the 2011 and 2010 periods, we used cash towards the construction of our new manufacturing facility and for the purchase of property and equipment our new production lines of $118,523 and $5,825,661, respectively.

Net cash flow provided by financing activities was $336,653 for the nine months ended September 30, 2011 as compared to $1,853,694 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010, we received operating cash from our restricted cash held in escrow of $336,653 and $1,853,694, respectively.

We currently generate cash flow from our operating activities which we believe will be sufficient to sustain current level of operations for at least the next twelve months.

Contractual Obligations

The following tables summarize our contractual obligations as of September 30, 2011 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Equipment purchase payments due (1)	2,928,000	2,928,000	-	-	-
Total Contractual Obligations:	$2,928,000	$2,928,000	$-	$-	$-

(1)	Represents amounts due for equipment acquired and installed at September 30, 2011 which is included in accounts payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On May 31, 2011, the director agreements between the Company and Mr. Barry Shapiro, Mr. Chengrong Wang, Mr. Maosen Cui, former independent directors of the Company, expired. Messrs. Shapiro, Wang and Cui did not stand for re-election to the board of directors of the Company at the expiration of their terms as independent directors of the Company. There were no disagreements between the Company and Messrs. Shapiro, Wang and Cui. Each of Messrs. Shapiro, Wang and Cui was a member of the audit committee, compensation committee and nominating committee. The Company has not appointed any new members to these board committees to fill the vacancy and therefore, the board of director of the Company will be acting on behalf of the board committees.

ITEM 6.EXHIBITS.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL DRAGON CORPORATION

Date: November 14, 2011	By:	/s/ Zhide Jiang
Zhide Jiang
President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Principal Financial and Accounting Officer)