Form 10-K
period 2011-12-31
Oriental Dragon Corp
filed 2012-03-30
CIK 1368196

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission file number: 000-52133

ORIENTAL DRAGON CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public trading market for our ordinary shares.

As of March 25, 2012, there are 27,509,171 ordinary shares issued and outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.BUSINESS.

Oriental Dragon Corporation (“we” or the “Company”) is the producer and supplier of Laiyang Pear juice concentrate. As compared to other pear juice concentrate products made in the People’s Republic of China, which we refer to as China or the PRC, our product holds a special distinction not shared by the others—the reputation of the Laiyang Pear.  This distinction has its roots in a long, historical public perception in China that pears produced in the Laiyang region are a premium product due to their nutritional and medical benefits, including under the tenets of Traditional Chinese Medicine (“TCM”).

Our products are mainly used as the functional ingredient in many pharmaceutical and health supplement products, representing a combined 89% and 89% of sales for the years ended December 31, 2011 and 2010, respectively.  The State Science and Technology Commission of China has certified that Laiyang Pear contains 46 kinds of nutritional benefits including organic acids, nicotinic acid, heteropolysaccharides, protocatechuic acid, polyphenols, carotene, vitamin B1, vitamin B2, vitamin C and varied minerals such as calcium, phosphorus and iron. Some of the popular applications of our pear concentrate by pharmaceutical and health supplement companies include Laiyang Pear linctus, Laiyang Pear cough lozenge, Laiyang Pear cough syrup, Laiyang Pear soup and Laiyang Pear paste.  Our products are sold primarily in Shandong, Guangdong, Liaoning and Jiangsu provinces via seven key distributors with the requisite transportation and cold-storage logistics ability. We (through our subsidiaries Shandong Longkang Juice Co., Ltd., a PRC limited liability company (“Longkang”) and Shandong MeKeFuBang Food Limited (the “WFOE” or “MeKeFuBang”)) are also the licensee of the “Laiyang Pear” trademark. The Laiyang Pear trademark is owned by an entity affiliated with the Laiyang city government in Shandong province, China.

In addition to the production and sale of Laiyang pear juice concentrate, we produce and supply strawberry juice concentrate, strawberry puree and bio animal feed.

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

Mr. Chee Fung Tang owns 10,000 shares, which represent 100% of the issued and outstanding shares of Proud Glory Limited (the “Option Shares”). Under the terms of the Proud Glory Option Agreement, the Option vested and became exercisable and Mr. Zhide Jiang has the right to receive the Option Shares upon exercise of the Option which were subject to the fulfillment of the following conditions which have been met:

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

The Option is exercisable at an exercise price of $0.10 per share for a period of five years from the date of the Option. If Mr. Jiang exercises all his rights to acquire all equity interest of Proud Glory Limited from Mr. Tang, Mr. Jiang will indirectly hold 11,306,666 shares or 41.11% ownership interest of the Company through Proud Glory Limited assuming the total outstanding shares of our company remains unchanged.

The following chart reflects our organizational structure as of the date of this report.

(1) Mr. Zhide Jiang is the Executive Director of Proud Glory Limited, which is our majority shareholder. Pursuant to the Proud Glory Option Agreement between Mr. Zhide Jiang and Mr. Chee Fung Tang, the record owner of Proud Glory Limited, Mr. Zhide Jiang has the right and opportunity to acquire up to 100% equity interest of Proud Glory Limited subject to certain contingencies as set forth therein within three years starting from October 22, 2009. If Mr. Jiang exercises all his rights to acquire all equity interest of Proud Glory Limited from Mr. Tang, Mr. Jiang will indirectly hold 11,306,666 shares or 41.11% ownership interest of the Company through Proud Glory Limited, assuming the total outstanding shares of our company is unchanged.

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

Contractual Arrangements between MeKeFuBang, Longkang Juice and its stockholders

As described in the section above, our relationships with Longkang and its stockholders are governed by a series of contractual arrangements between MeKeFuBang, and Longkang, which is our operating company in the PRC. Under PRC laws, Longkang is an independent legal person and is not exposed to liabilities incurred by the other parties.  On June 10, 2010, MeKeFuBang entered into a series of contractual agreements with Longkang and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang and has the right to appoint all executives and senior management and the members of the board of directors of Longkang. The contractual agreements were subsequently amended on December 20, 2010 to restrict Longkang’s ability to terminate such agreements.

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

In connection with the financing, Proud Glory Limited and the Company entered into an escrow agreement with the investors in which Proud Glory Limited agreed to a “make good” obligation and to place into escrow a total of 4,600,000 ordinary shares of the Company. The escrowed shares were subject to disbursement to Proud Glory Limited or to the private placement investors based upon our financial performance in the fiscal years ended 2009 and 2010.

Under the “make good” arrangement, minimum net income thresholds of $14,000,000 and $18,000,000 with a 10% allowable variation were established for the 2009 and 2010 fiscal years, respectively. If, in a given fiscal year, the applicable minimum net income threshold was not met, escrowed shares, on a pro-rata basis, in an amount equal to the percentage of variation from the net income threshold times the total number of escrow shares, were required to be disbursed to the private placement investors. If any escrow shares were distributed to investors resulting from the Company not attaining the 2009 net income thresholds, Proud Glory Limited would have placed an additional amount of shares into escrow so that the escrow shares totaled 4,600,000.  Net income equaled or exceeded $12,600,000 in 2009 and $16,200,000 million in 2010, and the applicable thresholds were met and all escrow shares were disbursed to Proud Glory Limited.

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

Our Laiyang Pear juice products are mainly used as the functional ingredient in many pharmaceutical and health supplement products, representing a combined 89%, 89% and 82.1% of sales for the years ended December 31, 2011, 2010 and 2009, respectively. The State Science and Technology Commission of China has certified that Laiyang Pear contains 46 kinds of nutritional benefits including organic acids, nicotinic acid, heteropolysaccharides, protocatechuic acid, polyphenols, carotene, vitamin B1, vitamin B2, vitamin C and varied minerals such as calcium, phosphorus and iron. Our products are sold primarily in Shandong, Guangdong, Liaoning and Jiangsu provinces via seven key distributors with the requisite transportation and cold-storage logistics ability. We (through our subsidiaries Longkang and MeKeFuBang) are also the licensee of the “Laiyang Pear” trademark, owned by an entity affiliated with the Laiyang city government in Shandong province, China.

On a limited basis, we also produce and supply strawberry juice concentrate and strawberry puree and since October 2010, we began to produce and supply bio animal feed.

We generate revenues mostly from the sale of Laiyang Pear juice concentrate. In 2011 and 2010, we also generated revenues from the sale of strawberry juice concentrate, strawberry juice puree and from the sale of our bio animal feed product. Our revenue for the year ended December 31, 2011 were $137.0 million, representing an increase of 29.8% from the year ended December 31, 2010 with revenues of $105.5 million. Our net income for the year ended December 31, 2011 was $37.7 million, representing an increase of 33.7% compared with our net income of $25.2 million for the year ended December 31, 2010. Our revenue for the year ended December 31, 2010 were $105.5 million, representing an increase of 27.7% from the year ended December 31, 2009 with revenues of $82.6 million. Our net income for the year ended December 31, 2010 was $25.2 million, representing an increase of 67.4% compared with our net income of $15.1 million for the year ended December 31, 2009.

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

Source: 2006-2008 Fruit processing industry research report, Beijing Business & Intelligence Consulting Co. Ltd.

China’s economy has grown significantly in recent years. According to the National Bureau of Statistics of China (the “NBS”), China’s gross domestic product (the “GDP”) has increased from RMB12.0 trillion ($1.6 trillion) in 2002 to RMB34.0 trillion ($5.0 trillion) in 2009. The International Monetary Fund also estimated that China’s real GDP should grow at an annual growth rate of 9.2% in 2011. China’s economic growth has resulted in a significant increase in household disposable income in China. According to the NBS, between 2002 and 2009, urban household disposable income per capita increased from RMB7,703 ($1,055) to RMB17,175 ($2,526), or a CAGR of 10.5%, and rural household disposable income per capita increased from RMB2,476 ($339) to RMB5,153 ($758), or a CAGR of 9.6%.  We believe that as GDP and disposable income increase, fruit processed products will become more affordable and consumers will generally spend an increasing portion of their disposable income on healthy nutritional products, such as our premium specialty fruit based products.

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

Products

We currently produce two types of fruit juice concentrate: Laiyang Pear and strawberry, with Laiyang Pear juice concentrate accounting for substantially all the overall sales volume and 82.1%, 88.8%, and 88.9% of total revenue for 2011, 2010 and 2009, respectively. Prior to 2010, we also produced apple juice concentrate. Additionally, in 2011, we produced and sold strawberry puree to one customer. We are the only producer of Laiyang Pear juice concentrate, which is known for its exceptional taste, nutritional and medical benefits; and applications in health supplement and pharmaceutical products and is mainly used in pharmaceutical and health supplement industries. Laiyang Pears enjoy a reputation in China rooted in long history for their exceptional taste and deemed nutritional benefits, including under the tenets of TCM. Laiyang Pears have been described in publications going back as long as the Compendium of Materia Medica, the first comprehensive pharmacopoeia of China, written 400 years ago. Due to the climate and environmental benefits in Laiyang city, the Laiyang Pear only grows in Laiyang City, Shandong Province, and has been doing so for over 1,600 years. We currently have three production lines for Laiyang Pear juice concentrate and puree with a combined production capacity of 48,000 MT, with a utilization rate of 90% during peak seasons and 70% on an annual average. The production season of Laiyang Pear juice concentrate is from September to next February each year.

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

Additionally, we have one production line that produces bio animal feed with a production capacity of 52,000 MT. We began selling bio animal feed in the fourth quarter of 2010, which is a byproduct of pear juice concentrate. For the years ended December 31, 2011 and 2010, revenues from the sale of bio animal feed amounted to $10.5 million and $5.4 million representing 7.6% and 5.1% of our net revenues, respectively.

Current product portfolio

Laiyang Pear and other juice concentrate

Laiyang Pear juice concentrate is the most significant source of our revenue. During the fiscal year of 2011, 2010 and 2009, Laiyang Pear juice concentrate represented 82.1%, 88.8%, and 88.9% of our net revenues and substantially all juice concentrate revenue volume, respectively. In comparison, strawberry juice concentrate and/or strawberry puree contributed 10.2%, 6.1% and 2.9% of revenues, respectively.

Currently, strawberry juice concentrate and strawberry puree is primarily produced during the off-season for Laiyang Pear production. Prior to 2010, we also produced apple juice concentrate during the off-season for Laiyang pear juice concentrate. We did not produce any apple juice concentrate during 2011 or 2010 and do not plan on producing it in the future.

Laiyang Pear juice concentrate uses Laiyang Pear as its main raw material. We have imported equipment from United States and Europe to produce Laiyang Pear juice concentrate. The product maintains Laiyang Pear’s nutritional and medical benefits. Our products are mainly sold to health supplement, pharmaceutical and Chinese medicine, food and food/beverage industries. In 2011, the percentages of our products sold to such industries are 54%, 35%, 7% and 4%, respectively. In 2010, the percentages of our products sold to such industries are 56%, 34%, 8% and 2%, respectively. Due to the climate and environmental benefits in Laiyang city, the Laiyang Pear only grows in Laiyang City, Shandong Province in China and has been doing so for over 1600 years.

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

Bio Animal Feed

During 2010, we completed the construction of one production line that produces bio animal feed with a production capacity of 52,000 MT. We began selling bio animal feed in the fourth quarter of 2010. For the years ended December 31, 2011 and 2010, revenues from the sale of bio animal feed amounted to $10.5 million and $5.4 million representing 7.6% and 5.1% of our net revenues, respectively.

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

In connection with the technology used to produce bio animal feed, we are under application of a patent with the State Intellectual Property Office of P.R. China to protect our technology. The application number is 200910015442.2. Such technology and production method is owned by Zhide Jiang, the Chief Executive Officer of Longkang. The application was accepted by the State Intellectual Property Office authority on May 25, 2009 and was verbally approved in 2011 and we are current waiting for the official certificate which has not been received yet.  The approval process can take as long as two years.  Mr. Jiang has agreed to transfer such patent application to Longkang for free.

Features of animal feed products:

We believe the main features of animal feed product are:

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

We intend to enter into new markets as follows:

Puree Products: Puree consumption is growing 10% per annum in China. In addition, about half of all fruit puree consumed in Japan is imported from China. The major customers in puree products are fruit distributors and baked goods companies. The gross margin for pear puree, apple puree and strawberry puree are 30%, 25% and 40% respectively. In 2011, we produced and sold strawberry puree to one customer. We intend to produce and sell more puree products in the future according to the needs to the customers.

Production

Production facility

Our primary production facilities are located in Laiyang city, Shandong province in the PRC. We currently have three production lines for Laiyang Pear juice concentrate and puree with a combined production capacity of 48,000 MT and one production line for bio feed with a production capacity of 52,000 MT. We also have cold storage facilities, and occupy approximately 5,772 acres of plantation fields. The three Laiyang Pear juice concentrate and fruit puree production lines include one APV UK production line with a capacity of 20 MT per hour, one SIG Italy production line with a capacity of 60 MT per hour and one Catelli Italy production line with a capacity of 30 MT per hour. The supporting facilities of plate heat exchanger and tubular sterilization machine are from Shanghai Beverage Machinery Factory with capacity of 20 MT per hour, and we are also equipped with a vertical filter from Nanjing Gaoyou filter factory.

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

We are a party to two kinds of cooperative agreements: (i) a five year cooperative agreement with local farmers pursuant to which Longkang sends technical managers to these local farmers for technical guidance and follow-up service during the production process and (ii) a five year cooperative agreement with local farmers pursuant to which Longkang subcontracts the orchards to these farmers for 1,200 RMB or 1,500 RMB per mu (equal to approximately $1,055 per acre) each year. With respect to the first type of cooperative agreement, Longkang shall purchase all the qualified Laiyang Pear from contract farmers at the higher of (a) the minimum guarantee price of 750 RMB per ton (equal to approximately $110 per ton) or (b) the market price. If Longkang and the contract farmers have cooperated for more than 5 years, the unit price of the qualified raw fruits will increase approximately $34 per ton. In connection with the minimum guaranteed price paid to farmer at the time of the purchase, we do not have any other price guarantees to adjust the price of previously purchased pears. In addition, the Laiyang government exempted agriculture and forestry specialty tax on us of 260 RMB per mu (equal to approximately $228 per acre). This is conditioned on that we shall implement our development plan, as describe below, to develop an additional 3,295 acres of Laiyang Pear plantation per year. By doing so, we will actively help to increase the income of local farmers and boost the development of the Laiyang Pear industry.

We have also secured our supply of Laiyang Pear by acquiring land use rights to 500 acres of Laiyang Pear orchards in 2007 and 511 acres of Laiyang Pear orchards in 2011 with plans to acquire additional land use rights in the future to develop green-certified products. These supply arrangements provide us with advantages in terms of product quality, and stability and reliability of delivery.

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

The Laiyang Pear has a history of nearly 1,600 years of known production. The oldest Laiyang Pear tree is still producing the pears is more than 400 years old. The fields for growing Laiyang Pear total approximately 85,000 acres, and result in total production of approximately 1.6 million tons of Laiyang Pear. As of December 31, 2011, through cooperative agreements, we have the exclusive use of 12,872 acres of Laiyang pear plantations of and we plan on developing an additional 3,295 acres each year pursuant to cooperative agreements with contract farmers. Longkang currently uses approximately 500,000 tons of Laiyang Pear which is approximately 31% of the total Laiyang Pear production. In 2009, the China Agriculture Ministry decided to develop 164,745 acres of Laiyang Pear plantations which will be managed for the Laiyang city government. The Laiyang city government will implement such order by developing 16,475 acres of Laiyang Pear plantation each year, among which Longkang will develop our own plantations amounting to approximately 3,295 acres each year, so as to ensure enough raw materials to increase capacity. Additionally, we acquired land use rights for Laiyang pear plantation of 1011.3 acres. We are confident that there will be enough raw materials to meet the increased capacity for our company.

Other main suppliers are Laiyang Yuandong Drum Co., Ltd, Laiyang Dali Co., Ltd., Yingwei Yu, Zuwei Jiang, and Lijun Wang.

•
Laiyang Yuandong Drum Co., Ltd is located at Laiyang Economic Development Zone. It produces 300,000 iron drums every year, of which we need about 175,000 drums to package the juice concentrate products. The iron drums are produced in accordance with international standards and we have had no quality or supply problems with this company in the last few years.

•
Laiyang Dali Co., Ltd. is located in Laiyang city and it supplies coal throughout the year. We signed a long term contract with Laiyang Dali Co., Ltd. for approximately 25,000 tons of coal per year. There have been no quality problems with this company in the last few years.

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

Below are the summaries of our prior and current research projects:

We cooperated with Laiyang Agricultural College commencing from January 2005 to work on a research project regarding Laiyang Pear juice concentrate decolorization to develop natural honey. The project was completed in December 2009 and the total cost of the project was $1,025,055.

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

On March 1, 2010, we entered into a cooperative research and development contract with the Preclinical Medicine Research Laboratory of Shandong Medicine Academy to study the effects of Laiyang Pear juice concentrate. This project was completed in December 2011 at a total cost of the project of approximately $732,500.

Currently, we are not conducting any research and development activities.

Marketing, Sales & Distribution

Currently, our products are only sold in the PRC, and we mainly utilize distributors for the sale of our products. We have a total of fourteen customers of which eight are distributors. Our distributors and customers pick up the products from our factory directly using refrigerated trucks.

We started direct sales in January 2010. Currently we only have three direct customers as end user of our products. We plan to sell more of our products through direct sales to pharmaceuticals and health supplement manufacturers in 2012. In our direct marketing efforts, we have collected information lists about potential end users who are mainly in the pharmaceutical or healthcare industry. We have contacted these potential end users to introduce our products, and send free samples upon request. Once we negotiate purchase terms and execute a contract with the customer, our factories will begin producing the product to the customer specifications. We intend to visit our major customers periodically to make sure that they are satisfied with our products and services.

Customer Concentration

Our customers are in the health supplement, pharmaceutical, fruit juice, and other food product industries in Shandong, Guangdong, Liaoning and Jiangsu provinces in the PRC. Below is a chart indicates the geographic distribution in 2011 and 2010:
Currently, we have 14 customers. Our customers and sales for fiscal 2011, 2010 and 2009 are as follows:

Customers	2011 (US)	2010 (US)	2009 (US)	Applied Market
Shandong Zhanhua Haohua Fruit Juice Co., Ltd.	$14.702.906	$12,576,065	$10,887,161	This customer uses juice concentrate as an ingredient in their own beverage products and also sells to pharmaceutical and health supplement producers.
Qingdao Dongxu Xinshen Trading Co.	16.695.706	16,330,722	14,121,668	This customer sells juice concentrate to Chinese medicine and juice beverage suppliers.
Yantai Jinyuan Food Co., Ltd.	15,156,314	13,235,970	11,504,347	This customer sells juice concentrate to pharmaceutical and healthy supplement manufacturers and also uses juice concentrate as a sweetener for their export products.
Xintai Hengxin Trading Co.	14,776,712	13,380,663	11,775,909	This customer sells juice concentrate to pharmaceutical and healthy supplement manufacturers, and to bakery, candy, fruit juice and other producers.
Guangzhou Huaqing Trading Co., Ltd.	12,592,822	12,934,415	10,584,740	This customer sells juice concentrate to pharmaceutical and healthy supplement manufacturers and to food additive, fruit juice and export companies.
Dandong Jinwang Trading Liminted	13,642,224	12,555,781	10,757,553	This customer distributes juice concentrate to pharmaceutical and health supplement manufacturers.
Dongtai Hongda Company	14,216,558	14,358,350	12,928,518	This customer distributes juice concentrate to pharmaceutical and health supplement manufacturers.
Shandong Changli Pharmaceutical Co., Ltd.	6.321.937	4,895,199	-	This customer uses our product to produce cough syrup.
Beijing Yufulong Trading Co., Ltd	6,257,413	-	-	This customer sells our product to pharmaceutical and health supplement producers.
Bohai Pharmaceutical Group Co Ltd.	660,904	-	-	This customer uses our product to produce traditional Chinese medicine
Shandong Yipintang Co., Ltd	4,803,849	-	-	This customer uses our product to health supplement producers.
Yantan Sanchuan Food Co., Ltd	6,716,971	-	-	This customer purchased strawberry puree
Laiyang Liuhe Animal Feed Co., Ltd.	5,272,633	2,566,616	-	This customer purchased our bio animal feed.
Qingdao Nestle Co., Ltd.	$5,201,165	$2,693,614	$-	This customer purchased our bio animal feed.

Overall, in 2011, 54% of our products are sold to health supplement companies, 35% to Chinese medicine companies, 7% to fruit juice producers and 4% to food producers. In 2010, the percentages of our products sold to such industries are 56%, 34%, 8% and 2%, respectively.

Pursuant to our sales contracts with the above customers, in 2011 and 2010, our Laiyang Pear juice concentrate was sold at approximately 16,667 RMB per metric ton in 2011 and 2010 (approximately $2,578 to $2,458 per metric ton based on respective year average foreign currency exchange rate) and primarily, we receive a payment when the products are delivered to the customers.

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

Competition

As compared to other pear juice concentrate products made in China, our product holds a special distinction not shared by the others—the reputation of the Laiyang Pear.  This distinction has its roots in a long, historical public perception in China that pears produced in the Laiyang region are a premium product due to their exceptional taste and deemed nutritional and medical benefits, including under the tenets of Traditional Chinese Medicine (TCM).  Our main product is Laiyang Pear juice concentrate and we face little direct competition due to the following reasons: (i) the fact that we are currently the only producer of Laiyang Pear juice concentrate ; (ii) Laiyang Pear only grows on both sides of Five Dragon River in Laiyang city due to unique climate and environmental factors; (iii) the Laiyang Pear trademark is a registered trademark of an entity affiliated with the Laiyang city government, and we (through our subsidiaries Longkang and MeKeFuBang) have been granted a license to use this trademark through 2038. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate for a period of 30 years; and (iv) no other producer can use the trademark or enter into the Laiyang Pear juice concentrate business until the exclusive rights held by the Company have expired. The “Laiyang Pear” trademark was registered with the Trademark Office of the State Administration of Industry and Commerce of the PRC on October 28, 1998 (Registration No.#1219975. Registrant: Laiyang Fruit Cultivation Technology and Instructing Station) and was approved as Famous Geographical Mark Product on September 23, 2009. Additionally, we are authorized under a trademark license agreement with the trademark owner to use the “Laiyang Pear” trademark. The risks associated with the Laiyang Pear trademark and our status as the sole producer of Laiyang Pear juice concentrate are disclosed under the risk factor section “If our land use rights or license of intellectual property is revoked, we would have no operational capabilities or ability to conduct our business.”

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

•
Unique and established raw-material sourcing network. We are located in the temperate zone which has had the ideal climate condition for Laiyang Pear farming during the past 1,600 years. Laiyang Pears can only be grown along the sides of Five-dragon River in Laiyang due to the unique soil and water quality. Laiyang is also an ideal location for transporting to other parts of China, as well as for exporting overseas. It has traditionally been a major fruit production area and the key fruit farming and processing base for Chinese as well as international companies. We are strategically located nearby the Laiyang Pear plantation area. We have contractual interests in a pear plantation of 12,872 acres with annual production of 500,000 thousand tons of pears and additional acres to be developed each year pursuant to cooperative agreements with contract farmers.  We expect that our available acreage for plantation will increase to 22,000 acres within the next three to five years.  In return for managing the plantations and deploying our technology pursuant to the cooperative agreements, we obtain the exclusive rights to purchase the products, thus allowing greater control over quality and price stability. We have traditionally secured approximately one-third of our supply needs through cooperative agreements with contract farmers and two-thirds through purchases in the open market.  In addition, we have rural land use rights agreements with the local villagers’ collective economic organizations in the Laiyang area and have started growing our own orchards with plans to expand in the future to develop green-certified products. These land use rights contracts all have thirty year terms and were executed in 2007, 2008 and 2011 for a price range from 1,121 RMB to 1,500 RMB per mu (equal to approximately $985 to $1,318 per acre). These supply chain arrangements provide us with advantages in terms of product quality, and stability and reliability of delivery. See “Our Business” for the details of the exclusive license and land leases from the Laiyang city government.

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

•
Exclusive Laiyang Pear juice concentrate producer within Laiyang City. We are currently the exclusive producer of Laiyang Pear juice concentrate in Laiyang City, and we enjoy a strong geographic advantage due to our proximity to the Laiyang Pear orchards. However, other producers of Laiyang Pear juice concentrate are able to produce the products beyond Laiyang City limits. We are not able to control and regulate the trademark’s use by any end customers and end users. The use of premium quality raw materials provides products made with our concentrate with the nutritional benefits of the Laiyang Pear. “Laiyang Pear” is a trademark that has been registered by an entity affiliated with the Laiyang city government, and we (through our subsidiaries Longkang and MeKeFuBang) have been granted a license to use this trademark through 2038. The “Laiyang Pear” trademark was registered with the Trademark Office of the State Administration of Industry and Commerce of the PRC on October 28, 1998 (Registration No. #1219975. Registrant: Laiyang Fruit Cultivation Technology and Instructing Station) and was approved as Famous Geographical Mark Product on September 23, 2009. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate within Laiyang City for a period of 30 years. Pursuant to this government letter, during this period no other producer will be permitted to enter into the Laiyang Pear juice concentrate business within Laiyang City. The risks associated with the Laiyang Pear trademark and our status as the sole producer of Laiyang Pear juice concentrate are disclosed on page 8 under the risk factor “If our land use rights or license of intellectual property is revoked, we would have no operational capabilities or ability to conduct our business.”

Intellectual Property

To date, we do not have any registered trademarks for our technologies. However, we rely on trade secret protection and confidentiality agreements to protect our proprietary information and know-how and have entered into non-disclosure agreements with certain of our key employees and executives to protect our trade secrets. In connection with the technology used to produce bio animal feed, we have acquired from Mr. Jiang Zhide a patent application with the State Intellectual Property Office of the PRC to protect our technology. The application number is 200910015442.2. The patent application has not been approved yet. The application was accepted by the State Intellectual Property Office authority on May 25, 2009 and was verbally approved in 2011. We are currently waiting for the official certificate.  The approval process can take as long as two years.  Such technology and production method is originally owned by Zhide Jiang, the Chief Executive Officer of Longkang. Mr. Jiang has agreed to transfer the patent application to Longkang for free.

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

Employees

As of the date hereof, we have approximately 310 employees consisting of approximately 63 full time staff and 247 seasonal employees.  During our peak harvesting and processing season which is from September to next March, we will hire as many as 247 seasonal employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with both our full time and seasonal employees.

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

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.  Any actions taken by either the central or local governments in China could materially and adversely affect our ability to produce Laiyang Pear juice concentrate, would materially and adversely affect our financial condition and results of operations.

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

WE DEPEND ON A CONCENTRATION OF CUSTOMERS, THE LOSS OF ONE OR MORE OF WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS AND REVENUES.

Our revenue is dependent, in large part, on significant orders from a limited number of customers. In 2011, we depended on 12 primary customers to purchase our juice concentrate products and two customers to purchase our bio animal feed product. In 2010, we depended on eight primary customers to purchase our juice concentrate products and two customers to purchase our bio animal feed product.  In 2011, 2010 and 2009, 6, 7 and 7 customers accounted for more than 10% of our total net revenues, respectively. Customer demand depends on a variety of factors including, but not limited to, our customers’ financial condition and general economic conditions. If our sales to any of our customers are reduced for any reason, such reduction may have a material adverse effect on our business, financial condition and results of operations.

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

OUR PLANS TO EXPAND OUR PRODUCTION AND TO IMPROVE AND UPGRADE OUR INTERNAL CONTROL AND MANAGEMENT SYSTEM WILL REQUIRE CAPITAL EXPENDITURES IN 2012 AND BEYOND.

Our plans to expand our production required capital expenditures in 2012 or 2013. Our existing production lines have been running at close to full capacity while the market demand for our existing products has increased.  We currently have three production lines for Laiyang Pear juice concentrate and puree with a combined production capacity of 48,000 MT, with a utilization rate of 95% during peak seasons and 70% on an annual average, and one production line for bio feed with a production capacity of 52,000 MT. We entered into a construction contract for the construction of a new manufacturing facility and office space at the end of 2009. The production lines were completed and tested in September 2010, and became fully operational in October 2010.  In additional to these two new production lines, we are planning to add one additional production line for the fruit juice concentrate and puree and one additional production line for bio animal feed using proceeds from operations and/or from proceeds of future financings.

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

ADAM WASSERMAN, OUR CHIEF FINANCIAL OFFICER, DOES NOT DEDICATE 100% OF HIS TIME ON OUR BUSINESS.

Adam Wasserman, our Chief Financial Officer, provides services to us under an employment agreement, which permits him to provide services to other companies. Mr. Wasserman is chief executive officer of CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 60% of such businesses, respectively.  All compensation paid to Mr. Wasserman is paid to CFO Oncall Asia, Inc. CFO Oncall provides chief financial officer services to various companies. Mr. Wasserman also serves as chief financial officer of Apps Genius Corp since January 2010, Westergaard.com, Inc. since May 2011, and Pershing Gold Corporation (formerly Sagebrush Gold Ltd.) since September 2010.  He is also a director of CD International Enterprises, Inc. Mr. Wasserman dedicates approximately 35% of his business time to our Company. In addition to Mr. Wasserman’s time, CFO Oncall has full-time dedicated, bilingual, professional employees that also assist Mr. Wasserman with our Company’s financial matters and communication needs.  Mr. Wasserman’s other projects may detract from the time he can spend on our business.

OUR ABILITY TO COMPETE COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR IF WE ARE SUED FOR INTELLECTUAL PROPERTY INFRINGEMENT.

We own the patent in connection with the technology used to produce bio animal feed. We believe that such patent and other proprietary rights are important to our success and our competitive position. We consider our patent to be among our most valuable assets. While we vigorously protect our patent against infringement, we cannot provide assurance that we will be able to secure patents protection for our intellectual property in the future or that protection will be adequate for future products. Further, we may be sued for patent infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.

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

EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB 8.28 to $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar and, the exchange rate for the Renminbi against the U.S. dollar became RMB 8.02 to $1.00.  Provisions on Administration of Foreign Exchange, as amended in August 2008, further changed China’s exchange regime to a managed floating exchange rate regime based on market supply and demand. Since reaching a high against the U.S. dollar in July 2008, however, the Renminbi has traded within a narrow band against the U.S. dollar, remaining within 1.0% of its July 2008 high but never exceeding it. As a consequence, the Renminbi has fluctuated sharply since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. It is difficult to predict how long the current situation may last and when and how it may change again, particularly in view of recent statements by Chinese government officials in June 2010.

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

THE PRC LAWS MAY LIMIT OUR ABILITY TO TRANSFER THE PROCEEDS FROM OUR PUBLIC OFFERING TO LONGKANG WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

We intend to transfer the proceeds from our public offering to MeKeFuBang, a WFOE and our wholly-owned subsidiary in the PRC, to expand our manufacturing capability. Currently, there is no PRC law which restricts us from transferring the proceeds from our public offering to a WFOE company. However, if the amount to be transferred to MeKeFuBang exceeds its current total registered investment amount approved by the PRC government, MeKeFuBang will need approval from the PRC government to increase its total registered investment amount before such transfer.  Currently, MeKeFuBang’s total registered investment amount has been increased from $18 million to $49.5 million. We will be able to transfer all proceeds from our public offering as well as from our previous private placement to Longkang. However, if we need to raise more funds in the future, we might be required by PRC laws to apply to increase MeKeFuBang’s total registered investment amount before such transfer, and we would be unable to transfer such funds to our operating entity Longkang. Although we believe we will be able to increase our total registered investment amount because the PRC government support and encourage the investment of foreign enterprises to be transferred into China, we cannot assure you that the PRC government will grant us such approval since the PRC government has board discretion on foreign investment and we cannot assure you that such approval will be granted in a certain time.

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

THERE HAS BEEN NO PUBLIC MARKET FOR OUR ORDINARY SHARES. THEREFORE, YOU MAY BE UNABLE TO LIQUIDATE YOUR INVESTMENT IN OUR STOCK.

There has been no public market for our ordinary shares. Our shares have not been listed or quoted on any exchange or quotation system. In the absence of a trading market, an investor may be unable to liquidate their investment.

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

YOUR ABILITY TO PROTECT YOUR RIGHTS THROUGH THE UNITED STATES COURTS MAY BE LIMITED, BECAUSE WE ARE INCORPORATED UNDER CAYMAN ISLANDS LAW, CONDUCT SUBSTANTIALLY ALL OF OUR OPERATIONS IN CHINA AND A MAJORITY OF OUR DIRECTORS AND EXECUTIVE OFFICERS RESIDE OUTSIDE THE UNITED STATES.

We are incorporated in the Cayman Islands, and conduct substantially all of our operations in China through our subsidiaries in China. A majority of our directors and executive officers reside outside the United States and a substantial portion of their assets are located outside of the United States. As a result, it may be difficult or impossible for you to effect service of process within the United States upon us or these directors and officers in the event that you believe that your rights have been violated under U.S. securities laws or otherwise. Even if you are successful in effecting service of process and bringing an action of this kind, the laws of the Cayman Islands and of China may render you unable to enforce a judgment against our assets or the assets of our directors and officers. There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. While there is no binding authority on this point, this is likely to include, in certain circumstances, a non-penal judgment of a United States court imposing a monetary award based on the civil liability provisions of the U.S. federal securities laws. The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere. Moreover, the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

YOU MAY FACE DIFFICULTIES IN PROTECTING YOUR INTERESTS AS A SHAREHOLDER, AS CAYMAN ISLANDS LAW PROVIDES SUBSTANTIALLY LESS PROTECTION WHEN COMPARED TO THE LAWS OF THE UNITED STATES.

Our corporate affairs are governed by our memorandum and articles of association and by the Companies Law (2010 Revision) and common law of the Cayman Islands. The rights of shareholders to take legal action against our directors and us, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law. Decisions of the Privy Council (which is the final court of appeal for British overseas territories such as the Cayman Islands) are binding on a court in the Cayman Islands. Decisions of the English courts, and particularly the Supreme Court of the United Kingdom and the Court of Appeal are generally of persuasive authority but are not binding on the courts of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedents in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and provide significantly less protection to investors. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action before the United States federal courts. The Cayman Islands courts are also unlikely to impose liabilities against us in original actions brought in the Cayman Islands, based on certain civil liability provisions of United States securities laws.

As a result of all of the above, our shareholders may have more difficulty in protecting their interests through actions against us or our officers, directors or major shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States.

ITEM 2.PROPERTIES.

Our corporate office is located at No. 48 South Qingshui Road, Laiyang City, Shandong 265200 People’s Republic of China. Under PRC law, a private entity may not own land in China.  Land is owned by the PRC government and the PRC government grants land use rights for specified periods of time.  In 2007 and 2008, the local government has granted us land use rights which consist of approximately 500 acres of pear orchards and land for our production facilities and offices, with terms that expire in December 2037 through December 2054.  We acquired the land use rights of these 500 acres of land in Laiyang through six (6) rural land contracts with the local villagers’ collective economic organizations in the Laiyang area. Each of the rural land contracts entered into with the local villagers’ collective economic organizations have a thirty year term and were executed in either 2007 or 2008 with annual rents ranging from 1,121 RMB to 1,206 RMB per mu (equal to approximately $985 to $1,060 per acre).

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

In June 2011, we paid approximately $21,300,000 for the rights to use two Laiyang pear orchards with an area of approximately 511 acres for a period of 30 years which began in April 2011.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

Our ordinary shares have not been listed for trading on any stock exchange and therefore there is no public trading market for our ordinary shares.

Holders

As the date hereof, there are 27,509,171 ordinary shares issued and outstanding.  There are approximately 511 shareholders of our ordinary shares.

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

ITEM 6.SELECTED FINANCIAL DATA.

The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this report. The consolidated statements of income and balance sheet data for the years ended December 31, 2008 to 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 were derived from our audited consolidated financial statements not included in this report. The consolidated statements of income data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011 and 2010 were derived from our audited consolidated financial statements included in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	For the Year ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except for per share data)
Statement of Operations Data:
Revenues	$136,989	$105,544	$82,627	$74,232	$65,038
Income from operations	44,861	33,722	19,266	16,681	13,351
Net income	33,727	25,231	15,071	11,558	7,980
Net income per common share	$1.23	$0.92	$0.67	$0.54	$0.37

Balance sheet data:
Total cash	$54,287	$47,671	$26,574	$2,029	$9,171
Total property and equipment, net	19,191	19,586	7,398	7,465	7,878
Total land use rights, net	47,233	15,751	15,780	16,288	5,036
Total assets	136,266	101,269	66,663	47,901	44,878
Total current liabilities	10,902	13,686	6,784	18,319	16,174
Total long-term debt	0	0	0	0	11,985
Total liabilities	10,902	13,686	6,784	18,319	28,159
Cash dividends paid	$0	$0	$0	$0	$0

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of the results of operations and financial condition of Oriental Dragon Corporation for the fiscal years ended December 31, 2011, 2010 and 2009 should be read in conjunction with the Oriental Dragon Corporation financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We generate revenues mostly from the sale of Laiyang Pear juice concentrate. In 2011 and 2010, we also generated revenues from the sale of strawberry juice concentrate, strawberry juice puree and from the sale of our bio animal feed product. Our revenue for the year ended December 31, 2011 were $137.0 million, representing an increase of 29.8% from the year ended December 31, 2010 with revenues of $105.5 million. Our net income for the year ended December 31, 2011 was $37.7 million, representing an increase of 33.7% compared with our net income of $25.2 million for the year ended December 31, 2010. Our revenue for the year ended December 31, 2010 were $105.5 million, representing an increase of 27.7% from the year ended December 31, 2009 with revenues of $82.6 million. Our net income for the year ended December 31, 2010 was $25.2 million, representing an increase of 67.4% compared with our net income of $15.1 million for the year ended December 31, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements for the year ended December 31, 2011, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using straight-line method (after taking into account their respective estimated residual value) over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

	Useful Life
Building and building improvements	10-20	Years
Manufacturing equipment	10	Years
Office equipment and furniture	10	Years
Vehicle	10	Years

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

Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of sales. For the years ended December 31, 2011, 2010 and 2009, amortization of land use rights amounted to $1,390,157, $552,771 and $547,750, respectively.

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

Asset and liability accounts at December 31, 2011 and 2010 were translated at 6.3585 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2011, 2010 and 2009were 6.464 RMB, 6.77875 RMB and 6,84088 RMB to $1.00, respectively. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2011, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

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

RESULTS OF OPERATIONS

The following tables set forth key components of our results of operations for the years indicated, in dollars, and key components of our revenue for the years indicated, in dollars. The discussions following the table are based on these results.

	For the Years Ended December 31,
	2011	2010	2009
NET REVENUES	$136,989,496	$105,543,798	$82,627,335
COST OF SALES	87,219,925	68,250,883	59,566,445
GROSS PROFIT	49,769,571	37,292,915	23,060,890
OPERATING EXPENSES:
Selling	538,427	497,056	456,024
Research and development	618,812	147,520	1,408,501
General and administrative	3,751,196	2,926,450	1,929,938
Total Operating Expenses	4,908,435	3,571,026	3,794,463
INCOME FROM OPERATIONS	44,861,136	33,721,889	19,266,427
OTHER INCOME (EXPENSE):
Interest income	246,024	134,440	62,512
Interest expense	-	(22,515)	(335,560)
Loss from foreign currency	(4,829)	(45,497)	-
Total Other Income (Expense)	241,195	66,428	(273,048)
INCOME BEFORE INCOME TAXES	45,102,331	33,788,317	18,993,379
PROVISION FOR INCOME TAXES
Current	(11,311,945)	(8,497,140)	(4,817,299)
Deferred	(63,131)	(60,199)	894,789
TOTAL PROVISION FOR INCOME TAXES	(11,375,076)	(8,557,339)	(3,922,510)
NET INCOME	$33,727,255	$25,230,978	$15,070,869
COMPREHENSIVE INCOME:
NET INCOME	$33,727,255	$25,230,978	$15,070,869
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	4,023,014	2,449,940	75,088

COMPREHENSIVE INCOME	$37,750,269	$27,680,918	$15,145,957

Results of Operations for the Year ended December 31, 2011 Compared to the Year ended December 31, 2010

Revenues. For the year ended December 31, 2011, we had net revenues of $136,989,496, as compared to net revenues of $105,543,798 for the year ended December 31, 2010, an increase of 29.8%. Revenue and changes for each product line is summarized as follows:

	2011	2010	Increase (Decrease)	Percentage Change
Laiyang pear juice concentrate (1)	$112,526,412	$93,765,028	$18,761,384	20.0%
Strawberry juice concentrate/puree (2)	13,989,333	6,398,333	7,591,000	118.6%
Bio animal feed (3)	10,473,751	5,364,172	5,109,579	95.3%
Other	-	16,265	(16,265)	(100.0)%
Total net revenues	$136,989,496	$105,543,798	$31,445,698	29.8%

                NW = Not meaningful

(1)       During the year ended December 31, 2011, we continued to see strong demand for our Laiyang Pear juice concentrate products. Laiyang Pear as a trademark has been registered by an entity affiliated with the Laiyang city government, and we have been granted a license to use this trademark through 2038. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate for a period of 30 years. Pursuant to this government letter, during this period, no other producer will be permitted to enter into the Laiyang Pear juice concentrate business.

During the year ended December 31, 2011, our revenues from Laiyang Pear juice concentrate increased by 20.0% as compared to the year ended December 31, 2010 with the Laiyang Pear juice concentrate increased revenue attributable to an increase in volume with no change in our selling price. During the year ended December 31, 2011, we sold 43,642 metric tons (“MT”) of Laiyang pear juice concentrate as compared to 38,161 MT in the year ended December 31, 2010.

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

(2)       For the year ended December 31, 2011, we had an increase in revenues from the sale of strawberry juice concentrate and strawberry puree of $7,591,000.  The increase was attributable to the sale of strawberry puree of approximately $6,717,000 to one customer. During the third quarter of 2011, we produced and sold our first order of strawberry puree using equipment installed in 2010.  Additionally, we had a strong harvest of strawberries in the 2011 period and we sold all of the strawberry juice concentrate produced to our customers. Although we expect future orders for our puree products, currently we do not have any orders and the timing of such orders is not known.

(3)      The increase in revenues from the sale of bio animal feed was attributable to the completion of our bio animal feed production line in October 2010.  We began to produce and sell bio animal feed in the fourth quarter of 2010.

The production of strawberry and any other juice concentrates that we may produce is dependent upon the season and production requirements of our Laiyang Pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce and sell strawberry and any other juice concentrates when we are not producing Laiyang Pear juice concentrate.

Cost of revenues. Cost of revenues increased by $18,969,042, or 27.8%, from $68,250,883 for the year ended December 31, 2010 to $87,219,925 for the year ended December 31, 2011 and was primarily attributable to the increase in our net revenue.

Gross profit and gross margin. Our gross profit was $49,769,571 for year ended December 31, 2011 as compared to $37,292,915 for the year ended December 31, 2010 representing gross margins of 36.3% and 35.3%, respectively.

Gross margin percentages by product line are as follows:

	For the Year ended December 31, 2011	For the Year ended December 31, 2010
Laiyang Pear juice concentrate	32.7%	32.6%
Strawberry juice concentrate and puree	32.3%	36.2%
Bio animal feed	80.1%	83.2%
Other	-	100.0%
Overall gross profit %	36.3%	35.3%

•
For the year ended December 31, 2011, the increase in gross margin percentages related to Laiyang Pear juice concentrate was not material and attributed to a slight reduction in raw materials costs. In the fourth quarter of 2010, we began to use Laiyang pears from our orchards and spent less on pears.

•
Gross margin percentages related to the sale of bio animal feed was ranged from 83.2% to 80.1% for the periods presented. We began producing and selling bio animal feed in the fourth quarter of 2010. We are able to recognize a high gross margin from the sale of bio animal feed.  We use waste from the production of Laiyang Pear juice concentrate as our main raw material in the production of the bio animal feed. The production of bio animal feed is dependent on the production of waste from the production of Laiyang Pear juice concentrate.

•
Gross margin percentages related to strawberry juice concentrate and strawberry puree was 32.3% for the year ended December 31, 2011.  In 2010, we did not sell Strawberry juice puree and our gross margin percentage of 36.2% is related to only strawberry juice concentrate for the year ended December 31, 2010. In 2011, gross margin percentages related to strawberry juice concentrate and strawberry puree was 28.4% as compared to 35.9% for the sale of strawberry juice concentrate.

Gross margin percentages can vary from period to period based on the price of raw materials such as Laiyang pears and strawberries and can also fluctuate based on market conditions such as demand and purchase price. We expect gross margins to improve as we continue to harvest Laiyang Pears from our existing pear orchards and our new pear orchards that we acquired in March 2011.

Selling expenses. Selling expenses were $538,427 for the year ended December 31, 2011 as compared to $497,056 for the year ended December 31, 2010, an increase of $41,371 or 8.3%.  Selling expenses consisted of the following:

	2011	2010
Compensation and related benefits	$463,596	$419,053
Shipping and handling	74,831	63,251
Advertising	-	14,752

Total	$538,427	$497,056

•
For the year 2011, compensation and related benefits increased by approximately 10.6% as compared to the year 2010 primarily due to an increase in commissions paid on increased revenues. We expect commission to increase proportionally when sales increase.

•
For the year 2011, we had slight increase in shipping and handling expenses as compared to the year 2010.  In year 2011 and year 2010, shipping and handling expenses were substantially paid by our customers.

•	For the year 2011, advertising expense decreased as compared to the year 2010. We did not incur advertising expenses in year 2011.

Research and development expenses. For the year ended December 31, 2011, research and development expenses amounted to $618,812 as compared to $147,520 for the year ended December 31, 2010. The change was primarily attributable to the timing of services performed pursuant to research and development contracts.  On March 1, 2010, we entered into a cooperative R&D contract with the Preclinical Medicine Research Laboratory of Shandong Medicine Academy to develop the applications of immunoregulation and antitumor effects of Laiyang Pear juice concentrate. This R&D project was completed in December 2011.  In future periods, we expect research and development expenses to fluctuate depending on the nature, timing and costs of third party research and development contracts.

General and administrative expenses. General and administrative expenses amounted to $3,751,196 for the year ended December 31, 2011, as compared to $2,926,450 for the year ended December 31, 2010, an increase of $824,746 or 28.2%. General and administrative expenses consisted of the following:

	2011	2010
Compensation and related benefits	$1,430,289	$1,310,379
Professional fees	287,185	378,118
Depreciation	250,024	217,648
Amortization of land use rights	845,691	422,974
Other	938,007	597,331

Total	$3,751,196	$2,926,450

•
For year 2011, compensation and related benefits increase by $119,910 or 9.2% as compared to year 2010. During year 2011, we hired additional administrative staff to manage our manufacturing facility that was completed in October 2010 as well as other professional staff and a director in connection with becoming a public company. Additionally, annual bonus compensation paid to employees increase in 2011 by $32,252 as compared to the 2010 period.

•
For year 2011 and year 2010, professional fees consisting of legal fees, accounting fees, internal control consulting services and other fees associated with being a public company.  For year 2011, professional fees decrease by $90,933 or 24.0% as compared to year 2010 and was attributable to an decrease in fees incurred in connection with internal control procedures approximately $40,700, a decrease of $4,956 in accounting fees, a decrease in legal fees of approximately $25,552, a decrease in investor relations fees of $31,577 and a decrease in other professional fees of approximately $38,000 offset by an increase in due diligence fees of $50,000.

•
For year 2011, depreciation expense increased by $32,376 or 14.9% as compared to year 2010. The increase was related to the depreciation of property and equipment recently placed in service in September 2010.

•
During year 2011, amortization of land use rights increased by $422,717 as compared to year 2010 which was attributable to the amortization of land use rights acquired in June 2011 relating to new Laiyang Pear orchards. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of sales.

•
For year 2011, other general and administrative expenses which consist of entertainment, utilities, office maintenance, travel expenses, pension, miscellaneous taxes, office supplies, filing fees and telephone increased by $340,676 or 57.0% as compared with year 2010. The increase was primarily attributable to an increase in utilities and land use taxes related to our new facility of $162,769, an increase in travel, local accommodation fees, meals and entertainment related to meetings, local hotel and meal expenses incurred in connection with visiting professionals of $94,351.

Income from operations. For the year ended December 31, 2011, income from operations was $44,861,136, as compared to $33,721,889 for the year ended December 31, 2010, an increase of $11,139,247 or 33.0%.

Other income (expenses). For the year ended December 31, 2011, other income amounted to $241,195 as compared to $66,428 for the year ended December 31, 2010, an increase of $174,767 or 263.0%.  The increase was attributable to the following

•	For year 2011, interest income increased by $111,584 or 83.0% as compared to 2010, and related to an increase in funds in interest bearing accounts.
•	For year 2011, loss from foreign currency transaction decreased by $40,668 or 89.4%. In the 2010, we purchased equipment from vendors in Europe and we incurred foreign currency transaction losses.

Income tax expense. Income tax expense increased by $2,817,737, or 32.9%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010 which was primarily attributed to an increase in taxable income.

Net income. As a result of the factors described above, our net income for the year ended December 31, 2011 was $33,727,255, or $1.23 per ordinary share (basic and diluted). For the year ended December 31, 2010, we had net income of $25,230,978, or $0.92 per ordinary share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $4,023,014 for the year ended December 31, 2011 as compared to $2,449,940 for the year ended December 31, 2010. These non-cash gains had the effect of increasing our reported comprehensive income.

Comprehensive income. For the year ended December 31, 2011, comprehensive income of $37,750,269 is derived from the sum of our net income of $33,727,255 plus foreign currency translation gains of $4,023,014. For the year ended December 31, 2010, comprehensive income of $27,680,918 is derived from the sum of our net income of $25,230,978 plus foreign currency translation gains of $2,449,940.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, our balance of cash and cash equivalents was $54,287,373, comparing to $47,670,666 as of December 31, 2010. These funds were located in financial institutions located in China.

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

In September 2010, we added two new production lines: one for the processing of juice concentrate and puree products and one for the processing of bio animal feed as a byproduct of Laiyang Pear juice concentrate and fruit puree products to further diversify our product mix and increase our revenues. We incurred approximately $10,700,000 in costs in connection with the addition of these two production lines. We began using both of these new production lines - one for the processing of juice concentrate and puree products and one for the processing of bio animal feed in September 2010 to produce test and sample batches of product.   We began generating revenues from the new production lines in the fourth quarter of 2010. The offering proceeds from the November 2009 private placement, along with the proceeds from operations, were used to fund the above production lines expansion. We currently plan on using net cash provided by operating activities to fund our internal growth and fund an expansion of our distribution channels.  In addition to the new productions lines discussed above, we intend to add two additional production lines: one for the processing of juice concentrate and puree products and one for the processing of bio animal feed. We estimated that these two new production lines will cost approximately $20,000,000 and will be paid for from working capital funds and/or from funds from future financing. There are no assurances that we will be able to raise additional funds in the near future.

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

Cash flows 2011 compared to 2010

Changes in our working capital position for 2011 compared to 2010 are summarized as follows:

	December 31,
	2011	2010	Increase
Current assets	$69,071,509	$65,129,410	$3,942,099
Current liabilities	10,902,144	(13,685,566)	2,783,422
Working capital	$58,169,365	$51,443,844	$6,725,251

Our working capital increased by $6,725,251 to $58,169,365 at December 31, 2011 from working capital of $51,443,844 at December 31, 2010. This increase in working capital is primarily attributable to:

•
a net increase in cash and restricted cash of approximately $6,616,700 primarily attributable to net cash provided by operating activities of approximately $36,863,000 as described below offset by the use of cash of approximately $32,609,000 to acquire land use rights offset by net cash provided by operating activities of approximately $25,400,000 as described below,

•	a decrease in income taxes payable of approximately $3,355,000.
Offset by:

•	a decrease in inventories of approximately $1,835,000 from the timing of sales of Laiyang pear inventory,

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

Generally, we receive payment from our customers immediately upon delivery of our products. We have been able to collect our accounts receivable balances at or near the time of delivery. Accordingly, as of December 31, 2011 and 2010, we had no accounts receivable. In the future, we expect to continue to collect payments in advance of delivery.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Net cash provided by operating activities	$36,862,854	$27,746,864
Cash flows used in investing activities	$(32,609,417)	$(9,789,839)
Cash flows provided by financing activities	$397,165	$1,912,260
Effect of exchange rate on cash	$1,966,105	$1,227,043
Net increase in cash and cash equivalents	$6,616,707	$21,096,328

Net cash flow provided by operating activities was $36,862,854 for year 2011 as compared to $27,746,864 for year 2010, an increase of $9,115,990.

•	Net cash flow provided by operating activities for the year ended December 31, 2011 was mainly due to:

•
net income of $33,727,255 adjusted for the add back of non-cash items such as depreciation of $2,024,401, the amortization of land use rights of $1,390,157, stock-based compensation of $24,000, and deferred income taxes of $63,131, and

•	Changes in operating assets and liabilities consisting primarily of:
▪	a decrease in inventories of $2,441,274 attributable to the seasonality factors described above,
▪	a decrease in prepaid VAT on purchases of $456,890, and
▪	an increase in other taxes payable of $685,069
offset by
▪	a decrease in accounts payable of $429,644, and
▪	a decrease in income taxes payable of $3,633,861 due to the payment of 2010 and 2011 incomes taxes due.

•	Net cash flow provided by operating activities for the year ended December 31, 2010 was mainly due to:

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

Net cash flow used in investing activities was $32,609,417 for year 2011 as compared to $9,789,839 for the year 2010. During year 2011, we used cash of $31,741,453 for the acquisition of land use rights related to our new facility and for Laiyang pear orchards. During year 2010, we used cash of $9,789,839 towards the construction of our new manufacturing facility and for the purchase of property and equipment for our new production lines.

Net cash flow provided by financing activities was $397,165 for year 2011 as compared to $1,912,260 for year 2010. During year 2011, we received operating cash from our restricted cash held in escrow of $397,165. During year 2010, we received operating cash from our restricted cash held in escrow of $1,912,260.

Cash flows 2010 compared to 2009

Changes in our working capital position for 2010 compared to 2009 are summarized as follows:

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

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2011 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Equipment purchase payments due (1)	$2,945,000	$2,945,000	$-	$-	$-
Total Contractual Obligations:	$2,945,000	$2,945,000	$-	$-	$-

(1)	Represents amounts due for equipment acquired and installed at September 30, 2011 which is included in accounts payable.

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

Inflation

Inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the consumer price index in China rose 4.8% and 5.9% in 2007 and 2008, decreased by 0.7% in 2009, and increased by 3.3% in 2010. In 2011, the consumer price index increased by 4.1% as compared to 2010. Although we have not in the past been materially affected by inflation, we may be affected in the future by higher rates of inflation in China. For example, certain operating costs and expenses, such as personnel expenses, travel expenses and office operating expenses may increase as a result of higher inflation. Additionally, because a substantial portion of our assets consists of cash and cash equivalents, high inflation could significantly reduce the value and purchasing power of these assets. Inflation has not had a material impact on the Company’s business for the Company’s three most recent fiscal years.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Oriental Dragon Corporation and Subsidiaries
Laiyang, China

We have audited the accompanying consolidated balance sheets of Oriental Dragon Corporation and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

              In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oriental Dragon Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Certified Public Accountants

New York, New York
March 26, 2012

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$54,287,373	$47,670,666
Cash - restricted	278,491	675,656
Inventories, net of reserve for obsolete inventory	14,404,724	16,239,577
Prepaid VAT on purchases	-	446,677
Prepaid expenses and other	36,743	35,115
Deferred income taxes	64,178	61,719

Total Current Assets	69,071,509	65,129,410

PROPERTY AND EQUIPMENT, net	19,190,976	19,586,350

OTHER ASSETS:
Land use rights, net	47,233,084	15,750,747
Deferred income taxes - net of current portion	770,137	802,352
Total Assets	$136,265,706	$101,268,859

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,766,785	$4,050,730
Accrued expenses	1,212,067	1,055,593
Income taxes payable	5,154,135	8,509,308
VAT and other taxes payable	769,157	69,935
Total Current Liabilities	10,902,144	13,685,566

COMMITMENT

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized,
none issued and outstanding at December 31, 2011 and 2010)	-	-
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,509,171 and 27,499,171
shares issued and outstanding at December 31, 2011 and 2010, respectively)	27,509	27,499
Additional paid-in capital	16,385,297	16,355,307
Retained earnings	94,250,679	62,385,882
Statutory and non-statutory reserves	5,738,192	3,875,734
Accumulated other comprehensive income - cumulative foreign currency translation adjustment	8,961,885	4,938,871
Total Shareholders' Equity	125,363,562	87,583,293
Total Liabilities and Shareholders' Equity	$136,265,706	$101,268,859

See notes to consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2011	2010	2009

NET REVENUES	$136,989,496	$105,543,798	$82,627,335

COST OF SALES	87,219,925	68,250,883	59,566,445

GROSS PROFIT	49,769,571	37,292,915	23,060,890

OPERATING EXPENSES:
Selling	538,427	497,056	456,024
Research and development	618,812	147,520	1,408,501
General and administrative	3,751,196	2,926,450	1,929,938

Total Operating Expenses	4,908,435	3,571,026	3,794,463

INCOME FROM OPERATIONS	44,861,136	33,721,889	19,266,427

OTHER INCOME (EXPENSE):
Interest income	246,024	134,440	62,512
Interest expense	-	(22,515)	(335,560)
Loss from foreign currency	(4,829)	(45,497)	-

Total Other Income (Expense)	241,195	66,428	(273,048)

INCOME BEFORE PROVISION FOR INCOME TAXES	45,102,331	33,788,317	18,993,379

PROVISION FOR FROM INCOME TAXES:
Current	(11,311,945)	(8,497,140)	(4,817,299)
Deferred	(63,131)	(60,199)	894,789

Total Provision for Income Taxes	(11,375,076)	(8,557,339)	(3,922,510)

NET INCOME	$33,727,255	$25,230,978	$15,070,869

COMPREHENSIVE INCOME:
NET INCOME	$33,727,255	$25,230,978	$15,070,869

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	4,023,014	2,449,940	75,088

COMPREHENSIVE INCOME	$37,750,269	$27,680,918	$15,145,957

NET INCOME PER ORDINARY SHARE:
Basic	$1.23	$0.92	$0.67
Diluted	$1.23	$0.92	$0.67

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic	27,504,544	27,496,519	22,495,050
Diluted	27,504,544	27,496,519	22,495,050

See notes to consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2011, 2010 and 2009

	Ordinary Shares		Additional			Statutory and	Accumulated Other	Total
	Number of		Paid-in	Subscription	Retained	Non-Statutory	Comprehensive	Shareholders'
	Shares	Amount	Capital	Receivable	Earnings	Reserves	Income	Equity

Balance, December 31, 2008	21,333,332	$21,333	$1,236,396	$(50,000)	$23,009,955	$2,949,814	$2,413,843	$29,581,341

Reorganization of Company	487,500	488	(488)	50,000	-	-	-	50,000

Sale of ordinary shares	5,670,339	5,671	17,005,343	-	-	-	-	17,011,014

Offering costs	-	-	(1,909,936)	-	-	-	-	(1,909,936)

Comprehensive income:
Net income for the year	-	-	-	-	15,070,869	-	-	15,070,869

Foreign currency translation adjustment	-	-	-	-	-	-	75,088	75,088

Total comprehensive income	-	-	-	-	-	-	-	15,145,957

Balance, December 31, 2009	27,491,171	27,492	16,331,315	-	38,080,824	2,949,814	2,488,931	59,878,376

Common stock issued for services	8,000	7	23,992	-	-	-	-	23,999

Adjustment to statutory and non-statutory reserves	-	-	-	-	(925,920)	925,920	-	-

Comprehensive income:
Net income for the year	-	-	-	-	25,230,978	-	-	25,230,978

Foreign currency translation adjustment	-	-	-	-	-	-	2,449,940	2,449,940

Total comprehensive income	-	-	-	-	-	-	-	27,680,918

Balance, December 31, 2010	27,499,171	27,499	16,355,307	-	62,385,882	3,875,734	4,938,871	87,583,293

Common stock issued for services	10,000	10	29,990	-	-	-	-	30,000

Adjustment to statutory and non-statutory reserves	-	-	-	-	(1,862,458)	1,862,458	-	-

Comprehensive income:
Net income for the year	-	-	-	-	33,727,255	-	-	33,727,255

Foreign currency translation adjustment	-	-	-	-	-	-	4,023,014	4,023,014

Total comprehensive income	-	-	-	-	-	-	-	37,750,269

Balance, December 31, 2011	27,509,171	$27,509	$16,385,297	$-	$94,250,679	$5,738,192	$8,961,885	$125,363,562

See notes to consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,727,255	$25,230,978	$15,070,869
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	2,024,401	1,123,207	948,579
Amortization of land use rights	1,390,157	552,771	547,750
Stock-based compensation	24,000	24,000	-
Deferred income taxes	63,131	60,199	(894,789)
Changes in assets and liabilities:
Accounts receivable	-	-	5,112,699
Inventories	2,441,274	(2,379,039)	2,282,001
Prepaid and other current assets	1,627	(34,358)	996,118
Prepaid VAT on purchases	456,890	(352,651)	351,682
Accounts payable	(429,644)	433,576	(512,258)
Accrued expenses	112,555	(386,730)	1,120,405
Other taxes payable	685,069	36,625	31,301
Income taxes payable	(3,633,861)	3,438,286	2,446,481

NET CASH PROVIDED BY OPERATING ACTIVITIES	36,862,854	27,746,864	27,500,838

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of land use rights	(31,741,453)	-	-
Purchase of property and equipment	(867,964)	(9,789,839)	(863,047)

NET CASH USED IN INVESTING ACTIVITIES	(32,609,417)	(9,789,839)	(863,047)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-	17,011,014
Increase in cash - restricted	-	-	(2,587,917)
Decrease in cash - restricted	397,165	1,912,260	-
Payment of offering costs	-	-	(1,909,936)
Proceeds from subscription receivable	-	-	50,000
Payment on loan payable	-	-	(13,808,178)
Payment on acquisition payables	-	-	(852,157)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	397,165	1,912,260	(2,097,174)

EFFECT OF EXCHANGE RATE ON CASH	1,966,105	1,227,043	4,863

NET INCREASE IN CASH	6,616,707	21,096,328	24,545,480

CASH - beginning of year	47,670,666	26,574,338	2,028,858

CASH - end of year	$54,287,373	$47,670,666	$26,574,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$22,515	$335,560
Income taxes	$14,945,806	$5,058,854	$2,370,618

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accounts payable and prepaid expenses	$6,000	$-	$-
Increase in accounts payable for purchase of property and equipment	$-	$2,975,888	$-

See notes to consolidated financial statements.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation (continued)

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
December 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation (continued)

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates in 2011, 2010 and 2009 include the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, and the valuation of stock-based compensation.

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

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash – restricted

At December 31, 2011 and 2010, restricted cash consisted of cash deposits held with Company counsel (see Note 6).

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

At December 31, 2011 and 2010, the Company’s cash balances by geographic area were as follows:

	December 31, 2011		December 31, 2010
Country:
China	$54,287,373	100.0%	$47,670,666	100.0%
Total cash and cash equivalents	$54,287,373	100.0%	$47,670,666	100.0%

Accounts receivable

At December 31, 2011 and 2010, there were no outstanding accounts receivables.   The Company, when necessary, maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $99,592 and $95,777 at December 31, 2011 and 2010, respectively. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation, and storage fees.

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
December 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the years ended December 31, 2011, 2010 and 2009.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2011, 2010 and 2009, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $74,830, $63,251 and $151,486 for the years ended December 31, 2011, 2010 and 2009, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws, which is approximately 11% of salaries. For the years ended December 31, 2011, 2010 and 2009, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $139,596, $89,019 and $83,303, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statements of income. For the years ended December 31, 2011, 2010 and 2009, advertising expense amounted to $0, $14,782 and $99,622, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs are expensed as incurred. For the years ended December 31, 2011, 2010, and 2009, research and development costs amounted to $618,812, $147,520 and $1,408,501, respectively.

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

Asset and liability accounts at December 31, 2011 and 2010 were translated at 6.3585 RMB to $1.00 and at 6.6118 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2011, 2010 and 2009 were 6.464 RMB, 6.77875 RMB and 6.84088 RMB to $1.00, respectively.  Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the year ended December 31, 2011, 2010 and 2009 included net income and unrealized gains from foreign currency translation adjustments.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income per share of ordinary stock (continued)

	Years Ended December 31,
	2011	2010	2009
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$33,727,255	$25,230,978	$15,070,869

Weighted average ordinary shares outstanding – basic	27,504,544	27,496,519	22,495,050
Effect of dilutive securities:
Warrants	-	-	-
Weighted average ordinary shares outstanding– diluted	27,504,544	27,496,519	22,495,050
Net income per ordinary share - basic	$1.23	$0.92	$0.67
Net income per ordinary share - diluted	$1.23	$0.92	$0.67

The Company's aggregate common stock equivalents at December 31, 2011, 2010 and 2009 include the following:

	2011	2010	2009
Warrants	3,402,212	3,402,212	3,402,212
Total	3,402,212	3,402,212	3,402,212

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

NOTE 2 - INVENTORIES

At December 31, 2011 and 2010, inventories consisted of the following:

	2011	2010
Raw materials	$112,285	$108,930
Finished goods	14,392,031	16,226,424
	14,504,316	16,335,354
Less: reserve for obsolete inventory	(99,592)	(95,777)
	$14,404,724	$16,239,577

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2011 and 2010, property and equipment consisted of the following:

	Useful Life (Years)	2011	2010
Office equipment and furniture	10	$135,117	$126,235
Manufacturing equipment	10	16,358,911	15,662,571
Vehicles	10	144,830	139,281
Construction in progress	-	806,890	90,274
Building and building improvements	10-20	10,077,467	9,601,870
		27,523,215	25,620,231
Less: accumulated depreciation		(8,332,239)	(6,033,881)
		$19,190,976	$19,586,350

For the years ended December 31, 2011, 2010 and 2009, depreciation expense amounted to $2,024,401, $1,123,207 and $948,579, of which $1,774,377, $905,559 and $666,176 is included in cost of sales, and $250,024, $217,648 and $282,403 is included in general and administrative expenses, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 4 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  The following summarizes land use rights acquired by the Company.

	Description	Useful life	Acquisition date	Expiration date	Area
Parcel A	Factory, warehouse and offices	50	12/2004	12/2054	67,854 square meters
Parcels B to G	Laiyang pear orchard	30	12/2007	12/2037	500.5 acres
Parcel H	Laiyang pear orchard	30	04/2011	03/2041	214.2 acres
Parcel I	Laiyang pear orchard	30	04/2011	03/2041	296.6 acres
Parcel J	Factory, warehouse and offices	50	05/2011	05/2061	87,569 square meters

Land containing Laiyang Pear orchards will be used to supply pears to the Company for production.  The Company amortizes these land use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor.

Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of sales. For the years ended December 31, 2011, 2010 and 2009, amortization of land use rights amounted to $1,390,157, $552,771 and $547,750, respectively.  At December 31, 2011 and 2010, land use rights consist of the following:

	Useful Life	2011	2010
Land use rights	30 - 50 years	$50,663,351	$17,690,518
Less: accumulated amortization		(3,430,267)	(1,939,771)
		$47,233,084	$15,750,747

Amortization of land use rights attributable to future periods is as follows:

Years ending December 31:
2012	$1,527,189
2013	1,527,189
2014	1,527,189
2015	1,527,189
2016	1,527,189
Thereafter	39,597,139
$47,233,084

NOTE 5 – ACCRUED EXPENSES

At December 31, 2011 and 2010, accrued expenses consist of the following:

	2011	2010
Accrued payroll and employees benefit	$1,094,414	$924,459
Other	117,653	131,134
	$1,212,067	$1,055,593

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 6 – CASH - RESTRICTED

Pursuant to an Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc. (“Grandview”), Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), the Company placed a total of $120,000 in an escrow account with its counsel to be used for the payment of investor relation fees. Additionally, pursuant to a Going Public Escrow Agreement, amongst the Company, Grandview, Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), the Company placed a total of $1,000,000 from the Offering proceeds with its counsel to be used for the payment of fees and expenses related to becoming a public company and listing its Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to the Company. At December 31, 2011 and 2010, cash - restricted amounted to $278,491 and $675,656, respectively.

NOTE 7 – LOAN PAYABLE

In connection with the acquisition of the net assets of the Company, which occurred in 2004, the Company assumed a loan payable to a third party related to the original construction of the its factory. The loan was due in annual installments through December 2010 and was non-interest bearing. Since the agreement did not have a stated interest rate, the Company used an imputed interest rate of interest of 6.12% based on PRC central bank five year and up loan rate effective October 2004.  The loan was repaid in 2009.  For the year ended December 31, 2009, imputed interest expense related to this loan amounted to $335,560.

NOTE 8 – SHAREHOLDERS’ EQUITY

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

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

In connection with the Offering, the Company and the Company’s management entered into a Make Good Escrow Agreement, whereby management placed a total of 4,600,000 of management’s Ordinary Shares in escrow (the “Escrow Shares”) and agreed to transfer the Escrow Shares, in whole or in part as described below, to the Investors on a pro rata basis in the event that the Company does not meet certain performance targets for its fiscal years ending December 31, 2009 and December 31, 2010. Under the “make good” arrangement, minimum net income thresholds of $14,000,000 and $18,000,000 with a 10% allowable variation were established for the 2009 and 2010 fiscal years, respectively. If the net income equals or exceeds $12,600,000 in 2009 and $16,200,000 in 2010, then the applicable thresholds will be deemed met and all escrow shares will be disbursed to Proud Glory Limited. The Company achieved the contracted financial performance thresholds (the “make-good targets”) for both years of 2009 and 2010 and released the escrowed shares back to Proud Glory Limited. The Company does not believe the fair value of the escrowed shares should be recognized as compensation or an expense. According to SEC Staff Announcement Topic No. D-110, to overcome the presumption that the release of shares are compensatory, the Company is required to consider the substance of the arrangement, including whether the arrangement was entered into for purposes unrelated to, and not contingent upon, continued employment. For example, as a condition of a financing transaction, investors may request that specific significant shareholders, who also may be officers or directors, participate in an escrowed share arrangement. If the escrowed shares will be released or canceled without regard to continued employment, specific facts and circumstances may indicate that the arrangement is in substance an inducement made to facilitate the transaction on behalf of the company, rather than as compensatory. In such cases, the Company generally believes that the arrangement should be recognized and measured according to its nature and reflected as a reduction of the proceeds allocated to the newly-issued securities.

The Shares Escrow Agreement and Lock-Up Agreement were clearly not entered into for purposes related to, or contingent upon, continued employment of the key executive.  The sole reason for the Company and Mr. Jiang to escrow and lock up the shares is to induce the PIPE investors to close the financing transaction.  Therefore, the Company believes the fair value of the escrow shares (determined by the fair market price of the common stock on the date of the Shares Escrow Agreement), when released back to Proud Glory, should be recorded as reduction of the financing proceeds.  Such reduction were debited to the account of additional paid-in capital and was be fully offset by the corresponding credit to the additional paid-in capital, resulting in no change in net equity of the balance sheet.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 8 – SHAREHOLDERS’ EQUITY (continued)

Ordinary shares issued for services

In May 2010, the Company issued 8,000 shares of its common stock to its chief financial officer for services rendered pursuant to an engagement agreement. The shares were valued at fair value on the dates of grant of $24,000 and the Company recorded stock-based compensation of $24,000.

During the year ended December 31, 2011, the Company issued 10,000 ordinary shares to its chief financial officer for services rendered pursuant to an engagement agreement. The shares were valued at fair value on the dates of grant and the Company recorded stock-based compensation of $24,000, prepaid expense of $2,000, and reduced accounts payable by $4,000.

Warrants

Warrant activity for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	3,402,212	$6.00	3,402,212	$6.00	-	-
Granted	-	-	-	-	3,402,212	6.00
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Balance at end of year	3,402,212	$6.00	3,402,212	$6.00	3,402,212	6.00

Warrants exercisable at end of year	3,402,212	$6.00	3,402,212	$6.00	3,402,212	6.00

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$6.00	3,402,212	2.82	$6.00	3,402,212	$6.00

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

NOTE 9 – INCOME TAXES

The Company accounts for income taxes pursuant to the accounting standards that require the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  Additionally, the accounting standards require the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Realization of deferred tax assets, including those related to the temporary differences from the deduction of depreciation and related expenses for income tax purposes as compared to financial statement purposes are dependent upon future earnings. Accordingly, prior to 2011, the net deferred tax asset related to the temporary differences was fully offset by a valuation allowance. The Company’s operating affiliate is governed by the Income Tax Law of the People’s Republic of China. The Company and its wholly-owned subsidiary, Merit Times were incorporated in the Cayman Islands and British Virgin Islands (“BVI”), respectively. Under the current laws of the Cayman Islands and BVI, the two entities are not subject to income taxes.  Accordingly, the Company has not established a provision for current or deferred taxes for these jurisdictions. Under the Income Tax Laws of PRC, since January 2008, Chinese companies are generally subject to an income tax at an effective rate of 25%, on income reported in the statutory financial statements after appropriate tax adjustments.

The table below summarizes the reconciliation of the Company’s income tax provision (benefit) computed at the China statutory rate and the actual tax provision:

	Years Ended December 31,
	2011	2010	2009
Income tax provision at China statutory rate of 25%	$11,275,583	$8,447,079	$4,748,345
Permanent difference - Non-deductible Cayman Island and BVI loss	99,309	111,154	44,715
Other	184	(894)	(1,668)
Decrease in valuation allowance	-	-	(868,882)
Total provision for income taxes	$11,375,076	$8,557,339	$3,922,510

Income tax provision:
Current	$11,311,945	$8,497,140	$4,817,299
Deferred	63,131	60,199	(894,789)
	$11,375,076	$8,557,339	$3,922,510

The Company’s deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred tax asset:
Temporary differences (i)	$834,315	$864,071
Total gross deferred tax asset	834,315	864,071
Less: valuation allowance	-	-
Net deferred tax asset	$834,315	$864,071

Deferred tax asset:
Current	$64,178	$61,719
Long-term	770,137	802,352
Total deferred tax asset	$834,315	$864,071

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
December 31, 2011, 2010 and 2009

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

NOTE 10 – MAJOR CUSTOMERS

For the years ended December 31, 2011 and 2010, 14, 10 and 7 customers accounted for 100.0% of the Company’s revenues, respectively.  The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for the years ended December 31, 2011, 2010 and 2009 as follows:

	Percentage of total revenues
Customer	2011	2010	2009
1	10.0%	11.9%	13.0%
2	10.4%	13.6%	15.7%
3	9.2%	12.3%	12.8%
4	12.2%	15.5%	17.0%
5	10.7%	11.9%	13.2%
6	10.8%	12.7%	14.2%
7	11.1%	12.5%	13.9%

NOTE 11  – STATUTORY AND NON-STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the years ended December 31, 2011 and 2010, statutory reserve activity is as follows:

	Statutory	Non-Statutory	Total
Balance – December 31, 2008	$622,823	$2,326,991	$2,949,814
Addition to reserves	-	-	-
Balance – December 31, 2009	622,823	$2,326,991	2,949,814
Addition to reserves	617,279	308,641	925,920
Balance – December 31, 2010	1,240,102	2,635,632	3,875,734
Addition to reserves	1,241,639	620,819	1,862,458
Balance – December 31, 2011	$2,481,741	$3,256,451	$5,738,192

NOTE 12 – RESTRICTED NET ASSETS

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
December 31, 2011, 2010 and 2009

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

ORIENTAL DRAGON CORPORATION CONSOLIDATED PARENT COMPANY BALANCE SHEETS

	As of December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$95,410	$996,143
Cash – restricted	278,491	675,656
Prepaid expenses and other	2,000	5,000
Total Current Assets	375,901	1,676,799
Investments in subsidiaries at equity	125,080,687	86,032,447
Total Assets	$125,456,588	$87,709,246

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$93,026	$125,953
Total Current Liabilities	93,026	125,953

Shareholders' equity:
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,509,171 and 27,499,171 shares issued and outstanding at December 31, 2011 and 2010, respectively)	27,509	27,499
Additional paid-in capital	16,385,297	16,355,307
Statutory reserve	5,738,192	3,875,734
Retained earnings	94,250,679	62,385,882
Accumulated other comprehensive income	8,961,885	4,938,871
Total Shareholders' Equity	125,363,562	87,583,293
Total Liabilities and Shareholders' Equity	$125,456,588	$87,709,246

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
NOTE 11 – RESTRICTED NET ASSETS (continued)

ORIENTAL DRAGON CORPORATION
CONSOLIDATED PARENT COMPANY STATEMENTS OF INCOME

	For the Years Ended December 31,
	2011	2010	2009
REVENUES	$-	$-	$-

OPERATING EXPENSES:
General and administrative	397,971	445,370	178,861
Total Operating Expenses	397,971	445,370	178,861

LOSS FROM OPERATIONS	(397,971)	(445,370)	(178,861)

LOSS ATTRIBUTABLE TO PARENT ONLY	(397,971)	(445,370)	(445,370)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	34,125,226	25,676,348	15,249,730

NET INCOME	$33,727,255	$25,230,978	$15,070,869

ORIENTAL DRAGON CORPORATION CONSOLIDATED PARENT COMPANY STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,727,255	$25,230,978	$15,070,869
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in earnings of subsidiary	(34,125,226)	(25,676,348)	(15,249,730)
Stock-based compensation	24,000	24,000	-
Changes in assets and liabilities:
Prepaid expenses	5,000	(5,000)	-
Accounts payable	(28,927)	22,947	103,005
NET CASH USED IN OPERATING ACTIVITIES	(397,898)	(403,423)	(75,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment payments to subsidiaries	(900,000)	(11,000,000)	(2,000,000)
NET CASH USED IN INVESTING ACTIVITIES	(900,000)	(11,000,000)	(2,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of ordinary shares	-	-	17,011,014
Proceeds from subscription receivable	-	-	50,000
Payment of placement fees and expenses	-	-	(1,909,936)
Decrease in cash – restricted	397,165	1,912,260	(2,587,916)
NET CASH PROVIDED BY FINANCING ACTIVITIES	397,165	1,912,260	12,563,162

NET DECREASE IN CASH	(900,733)	(9,491,163)	10,487,306
CASH - beginning of year	996,143	10,487,306	-
CASH - end of year	$95,410	$996,143	$10,487,306

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
NOTE 12 – SEGMENT REPORTING

For the years ended December 31, 2011 and 2010, the Company operated in two reportable business segments - (1) the manufacture and sale of Laiyang pear and other juice concentrate and puree segment (the Juice Concentrate and Puree Segment”) and (2) the manufacture of sale of bio-animal feed segment. The Company did not have reportable segments in 2009. The Company's reportable segments are strategic business units that offer different products. The Company does not manage these segments separately and the manufacture of bio-animal feed in dependent of the waste generated from the manufacture of Laiyang pear juice concentrate.  All of the Company’s operations are conducted in the PRC. Segment information available with respect to these reportable business segments for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Revenues:
Juice concentrate and puree segment	$126,515,745	$100,163,361	$82,559,896
Bio animal feed segment	10,473,751	5,364,172	-
Other	-	16,265	67,439
	136,989,496	105,543,798	82,627,335
Gross profit:
Juice concentrate and puree segment	41,332,518	32,902,203	22,993,451
Bio animal feed segment	8,437,053	4,374,447	-
Other	-	16,265	67,439
	49,769,571	37,292,915	23,060,890
Identifiable long-lived tangible assets at December 31, 2011 and 2010 by geographical location:
China	$19,190,976	$19,586,350
United States	-	-
	$19,190,976	$19,586,350

Identifiable long lived asset related to the bio animal feed segment is less than 10% of total consolidated identifiable long-lived assets.

The Company does not allocate any general and administrative expenses of to its reportable segments because these activities are managed at a corporate level.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. During 2011, we engaged an international accounting and consulting firm to review existing controls and provide suggestions to improve out controls.  We are in the process of evaluating these suggestions and implementing those procedures that will improve existing controls. Based on that assessment, our management has determined that as of December 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION	Date of Appointment
Zhide Jiang	53	President, Chief Executive Officer and Chairman of the Board of Directors	October 22, 2009
Adam Wasserman	47	Chief Financial Officer	June 22, 2010
Lili Jiang	33	Director	May 28, 2010

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

Mr. Wasserman is chief executive officer for CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 60% of such businesses, respectively.  CFO Oncall, Inc. provides chief financial officer services to various companies. Mr. Wasserman has served as the Chief Financial Officer of Apps Genius Corp since January 2010, Westergaard.com, Inc. since May 2011, and Pershing Gold Corporation (formerly Sagebrush Gold Ltd.) since September 2010.  Mr. Wasserman also served as Chief Financial Officer for Transax International Limited from May 2005 to September 2011, Gold Horse International, Inc. from July 2007 to September 2011, Lotus Pharmaceuticals, Inc. from October 2006 to April 2009, Cleantech Solutions International, Inc. in 2007 and 2008, and other companies all under the terms of the consulting agreement with CFO Oncall, Inc.

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

Mr. Wasserman holds a Bachelor of Science from the State University of New York at Albany. He is a member of The American Institute of Certified Public Accountants, is a director, treasurer and an executive board member of Gold Coast Venture Capital Association and is a director and audit committee member of China Direct Industries, Inc., a NASDAQ listed company, since January 2010.

Lili Jiang, Director

Ms. Jiang has been a director of the Company since May 28, 2010. She has served as Deputy General Manager of Shandong Longkang Juice Co., Ltd. since 2004 and is in charge of the Sales and Marketing Department. With twelve years of extensive experience and know-how of our business, Ms. Jiang has established solid customer base, strong and dynamic sales teams with demonstrated excellent sales records, and made significant contribution to the Company’s growth. She obtained a master degree from University of Leicester in business analysis and finance in 2004 and a bachelor degree from Yantai University in business administration in 2000. We believe that Ms. Jiang’s experience in sales and educational background qualifies her to serve as a director.

The Board of Directors and Committees

On May 31, 2011, the director agreements between the Company and Mr. Barry Shapiro, Mr. Chengrong Wang, Mr. Maosen Cui, former independent directors of the Company, expired. Messrs. Shapiro, Wang and Cui did not stand for re-election to the board of directors of the Company at the expiration of their terms as independent directors of the Company. There were no disagreements between the Company and Messrs. Shapiro, Wang and Cui. Each of Messrs. Shapiro, Wang and Cui was a member of the audit committee, compensation committee and nominating committee. The Company has not appointed any new members to these board committees to fill the vacancy and therefore, the current board of directors of the Company will be acting on behalf of the board committees.

Our board currently only consists of two directors, Mr. Zhide Jiang and Ms. Lili Jiang. Since May 31, 2011, our board does not have any independent directors or any committees.

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

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.

To our knowledge, during the fiscal year ended December 31, 2011, based solely on a review of the copies of such reports furnished to us, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed except that Chengrong Wang and Maosen Cui did not file Form 4's in connection with their termination as our director on May 31, 2011. Barry Shapiro filed a late Form 4 in connection with his termination as our director on May 31, 2011 in March 2012.

ITEM 11.EXECUTIVE COMPENSATION.

Summary Compensation Table— Fiscal Years Ended December 31, 2011, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhide Jiang,
President, CEO and	2009	4,768	0	0	0	0	0	0	4,768
Director (1)	2010	166,950	0	0	0	0	0	0	166,950
	2011	185,390	0	0	0	0	0	0	185,390

Adam Wasserman, CFO (2)	2009	0	0	12,000	0	0	0	6,000	18,000
	2010	30,600	0	18,000	0	0	0	18,000	66,600
	2011	60,000	0	24,000	0	0	0	0	84,000

(1)
On October 22, 2009, Zhide Jiang was elected as the President and Chief Executive Officer of the Company effective immediately. He was also appointed as Chairman of the Board of Director of the Company effective November 7, 2009, which was within 10 days of filing an information statement required by Rule 14f-1 promulgated under the Exchange Act.

(2)
On June 22, 2010, Adam Wasserman was elected as the Chief Financial Officer of the Company effective immediately.  For the period from November 1, 2009 to June 21, 2010, Mr. Wasserman served as a consultant to the Company performing financial reporting services. In 2011, Mr. Wasserman received $60,000 in cash and received 8,000 shares of common stock valued at $3.00 per share. Currently, Mr. Wasserman’s compensation is paid to CFO Oncall Asia, Inc. where he serves as Chief Executive Officer and he owns 60%. For 2010, Mr. Wasserman was paid cash or earned salary of $30,600, received cash as a consulting fee of $18,000, received 6,000 ordinary shares of the Company valued at $3.00 per share. In 2009, Mr. Wasserman received cash of $6,000 as a consulting fee for financial reporting services rendered and he received 4,000 ordinary shares of the Company at $3.00 per share.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2011.

Employment Agreements

On June 22, 2010, Mr. Wasserman entered into an employment agreement (the “Wasserman Employment Agreement”) with the Company for the appointment as the Chief Financial Officer of the Company for a term of one year which may be extended for additional terms by mutual agreement of the parties. Pursuant to the Wasserman Employment Agreement, Mr. Wasserman will receive base salary of $60,000 per year, payable in equal monthly installments. Mr. Wasserman shall also be granted the Company’s ordinary shares in the amount of $6,000 (the “Compensation Shares”) payable on the first day of each quarter beginning November 1, 2010 (the “Share Payable Date”). The per share price of the Compensation Shares shall be the closing bid price of the Company’s ordinary shares on the date that is three (3) trading days prior to the Share Payable Date. From the second year of the employment term, the Board of Directors of the Company may increase the base salary and issue certain warrants to Mr. Wasserman based on the annual assessment of his performance. The Board of Directors approved the Wasserman Employment Agreement on June 22, 2010. Currently, Mr. Wasserman’s compensation is paid to CFO Oncall Asia, Inc. where he serves as Chief Executive Officer and he owns 60%.

We currently have not entered into director agreement with Ms. Lili Jiang, a member of the board of directors, and we will not pay any compensation for her director services.

Compensation of Directors

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2011 by the member or former members of our board of directors whose compensation is not included in the summary compensation table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Barry Shapiro (1)	20,000	-	-	-	20,000
Chengrong Wang (1)	11,250	-	-	-	11,250
Maosen Sui (1)	7,500	-	-	-	7,500
Lili Jiang	-	-	-	-	-

(1)
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

Compensation Committee Interlocks and Insider Participation

During the last fiscal year we did not have a standing Compensation Committee following the termination of Barry Shapiro, Chengrong Wang and Maosen Sui as our independent directors. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person and is based on 27,509,171 ordinary shares issued and outstanding on a fully converted basis as of the date hereof.

Name and Address of Beneficial Owner (1)(2)	Title	Shares of Common Stock Beneficially Owned		Percent of Class Beneficially Owned (3)

Directors and Executive Officers
Zhide Jiang (4) No. 48 South Qingshui Road Laiyang City, Shandong 265200 People’s Republic of China	President, Chief Executive Officer and Chairman of the Board of Directors	11,306,666		41.1%

Adam Wasserman (7) 1643 Royal Grove Way Weston, FL 33327	Chief Financial Officer	20,500		*

Lili Jiang No. 48 South Qingshui Road Laiyang City, Shandong 265200 People’s Republic of China	Director	-		-

Officers and Directors as a Group (a total of 3 persons)		11,327,166		41.1%

5% Owners
Access America Fund LP (5) 11200 Westheimer #508 Houston TX 77042		2,114,004		7.68%

Chen Han Qing (6) 40 Hao Tai Hu Hong Qiao Hua Yuan Wuxi City, Jiangsu Province, 241000, PRC		1,500,000	(4)	5.45%

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

(3)
Applicable percentage of ownership is based on 27,509,171 ordinary shares outstanding as of the date hereof together with securities exercisable or convertible into ordinary shares within sixty (60) days as of the date hereof for each shareholder.

(4)	The 11,306,666 shares are held in the name of Proud Glory Limited, of which Mr. Jiang is the Managing Director.

(5)
The number of shares beneficially owned by Access America includes (i) 206,000 ordinary shares retained in connection with the share exchange transaction dated October 22, 2009, (ii) 920,667 ordinary shares and Warrants to purchase 460,334 ordinary shares issued in the Financing directly owned by Access America, and (iii) 351,335 ordinary shares and Warrants to purchase 175,668 ordinary shares issued in the Financing indirectly owned through AAI Global Longkang Pear Juice Acquisition, LLC.  The warrants have an exercise price of $6.00 per ordinary share. Access America has voting and investment discretion over securities held by AAI Global Longkang Pear Juice Acquisition, LLC. Mr. Christopher Efird, President of Access America, has voting control over Access America.

(6)	The number of shares beneficially owned by Chen Han Qing includes Warrants to purchase 500,000 ordinary shares at $6.00 per share.

(7)	2,500 shares are held by Adam Wasserman and 18,000 shares are held in the name of CFO Oncall Asia, Inc. of which Mr. Wasserman is a 60% owner and chief executive officer.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees paid for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $134,500  for the fiscal year ended December 31, 2011 and $109,456  for the fiscal year ended December 31, 2010.

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

(5) Pre-Approval Policies and Procedures

Before the accountant is engaged by the issuer to render audit or non-audit service, the engagement is approved by the Company’s the board of directors acting as the audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-22 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement by and between the Company and Merit Times International Limited, dated October 22, 2009 (2)
3.1	Memorandum of Association (1)
3.2	Amended and Restated Memorandum of Association (1)
3.3	Articles of Association (1)
3.4	Certificate of Incorporation on Change of Name (9)
4.1	Form of Warrant (2)
10.1	Consulting Services Agreement, dated December 20, 2010 (12)
10.2	Operating Agreement, dated December 20, 2010 (12)
10.3	Proxy Agreement, dated December 20, 2010 (12)
10.4	Option Agreement, dated December 20, 2010 (12)
10.5	Option Agreement, dated August 5, 2009 (2)

10.6	Equity Pledge Agreement, dated December 20, 2010 (12)
10.7	Fund Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and American Stock Transfer & Trust Company as escrow agent, dated October 22, 2009 (2)
10.8	Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (2)
10.9	Holdback Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (2)
10.10	Going Public Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (4)
10.11	Make Good Escrow Agreement, amongst the Company, Make Good Shareholder, Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (4)
10.12	Lock-Up Agreement, by and between the Company and Lockup Stockholder, dated October 22, 2009 (2)
10.13	Translation of Land Lease with Yejiabo Village, Zhaowangzhuang Town of Laiyang City (4)
10.14	Translation of Land Lease with Dongwulong Village, Zhaowangzhuang Town of Laiyang City (4)
10.15	Translation of Land Lease with JiadianVillage, Bolinzhuang Town of Laiyang City (4)
10.16	Translation of Land Lease with Beixiaoping Village, Bolinzhuang Town of Laiyang City (4)
10.17	Translation of Land Lease with Zhaojiabuzi Village, Heluo Town of Laiyang City (4)
10.18	Translation of Land Lease with Luergang Village, Zhaowangzhuang Town of Laiyang City (4)
10.19	Translation of sales agreement with Shandong Zhanhua Haohua Fruit Juice Co., Ltd. (4)
10.20	Translation of sales agreement with Qingdao Dongxu Xinshen Trading Co. (4)
10.21	Translation of sales agreement with Yantai Jinyuan Food Co., Ltd. (4)
10.22	Translation of Cooperative Agreement – Contract of Orchard Contracting and Management (4)
10.23	Translation of Cooperative Agreement (4)
10.24	Employment Agreement between the Company and Larry X. Chin (5)
10.25	Construction contract dated December 25, 2009 (6)
10.26	Employment Agreement with Adam Wasserman (7)
10.27	Patent Licensing Agreement with Zhide Jiang (7)
10.28	Director Agreement with Mr. Barry Shapiro (8)
10.29	Director Agreement with Mr. Chengrong Wang (8)
10.30	Director Agreement with Mr. Maosen Cui (8)
10.31	Orchard contracting and transferring contract – Zhaojiabuzi village (13)
10.32	Orchard contracting and transferring contract – Beixiaooing village (13)
10.33	Land use rights transfer contract (13)
14.1	Code of Business Conduct and Ethics (12)
21.1	List of subsidiaries of the Registrant (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
99.1	Translation of Exclusive producer license from Laiyang city government (4)
99.2	Translation of 2006 – 2008 China’s Fruit Processing Industry Report issued by Beijing Business & Intelligence Consulting Co. Ltd. (“BBIC report”) (11)
99.3	Translation of Scientific and Technological Achievement Certificate - Technology Research and Applications of Laiyang Pear Juice Concentrate’s Effective Health and Medical Functions (10)
99.4	Translation of Scientific and Technological Achievement Certificate - Production of Bio Animal Feed from Fermented Fruit and Vegetable Wastes (10)
99.5	Translation of Industry Analysis Report of China Laiyang Pear Related Products issued by Beijing Zongheng Economy Research Institute (“Industry Analysis Report”) (10)
99.6	Translation of The Forecasting and Analysis Report of the Market and Investment Opportunities of China Fruit Juice Industry issued by China Economy Research Associates (“CERA report”) (10)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)	Incorporated herein by reference to the Form 10 Registration Statement filed on July 14, 2006.
(2)	Incorporated herein by reference to the current report on Form 8-K filed on October 27, 2009.
(3)	Incorporated herein by reference to the registration statement on Form S-1 filed on November 20, 2009.
(4)	Incorporated herein by reference to the registration statement on Form S-1/A filed on January 20, 2010.
(5)	Incorporated herein by reference to the current report on Form 8-K filed on January 28, 2010.
(6)	Incorporated herein by reference to the annual report on Form 10-K filed on March 31, 2010.
(7)	Incorporated herein by reference to the registration statement on Form S-1/A filed on July 7, 2010.
(8)	Incorporated herein by reference to the current report on Form 8-K filed on August 5, 2010
(9)	Incorporated herein by reference to the current report on Form 8-K filed on September 8, 2010
(10)	Incorporated herein by reference to the registration statement on Form S-1/A filed on September 24, 2010.
(11)	Incorporated herein by reference to the registration statement on Form S-1/A filed on November 2, 2010.
(12)	Incorporated herein by reference to the annual report on 10-K filed on March 31, 2011.
(13)	Incorporated herein by reference to the quarterly report on Form 10-Q filed on August 15, 2011.
*	Filed herein.
**	Furnished herewith (in accordance with SEC Release 33-8238, this exhibit is being furnished and not filed).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL DRAGON CORPORATION

Date: March 30, 2012	By:	/s/ Zhide Jiang
Zhide Jiang
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: March 30, 2012	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhide Jiang	President, Chief Executive Officer and	March 30, 2012
Zhide Jiang	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Adam Wasserman	Chief Financial Officer and	March 30, 2012
Adam Wasserman	Principal Accounting Officer (Principal Financial Officer)

/s/ Lili Jiang	Director	March 30, 2012
Lili Jiang