Form 10-Q
period 2012-03-31
Oriental Dragon Corp
filed 2012-05-15
CIK 1368196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  27,509,171 ordinary shares are issued and outstanding as of May 14, 2012.

ORIENTAL DRAGON CORPORATION
FORM 10-Q
March 31, 2012

TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$78,873,591	$54,287,373
Cash - restricted	173,954	278,491
Inventories, net of reserve for obsolete inventory	2,576,053	14,404,724
Prepaid expenses and other	38,515	36,743
Deferred income taxes	64,584	64,178

Total Current Assets	81,726,697	69,071,509

PROPERTY AND EQUIPMENT, net	18,824,784	19,190,976

OTHER ASSETS:
Land use rights, net	47,147,885	47,233,084
Deferred income taxes - net of current portion	758,866	770,137

Total Assets	$148,458,232	$136,265,706

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$553,582	$3,766,785
Accrued expenses	334,388	1,212,067
Income taxes payable	5,346,785	5,154,135
VAT and other taxes payable	151,299	769,157

Total Current Liabilities	6,386,054	10,902,144

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized,
none issued and outstanding at March 31, 2012 and December 31, 2011)	-	-
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,509,171 and 27,509,171
shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	27,509	27,509
Additional paid-in capital	16,385,297	16,385,297
Retained earnings	109,552,608	94,250,679
Statutory and non-statutory reserves	6,377,654	5,738,192
Accumulated other comprehensive income - cumulative foreign currency translation adjustment	9,729,110	8,961,885

Total Shareholders' Equity	142,072,178	125,363,562

Total Liabilities and Shareholders' Equity	$148,458,232	$136,265,706

See notes to unaudited consolidated financial statements.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

NET REVENUES	$63,852,444	$51,232,125

COST OF REVENUES	41,622,249	33,555,083

GROSS PROFIT	22,230,195	17,677,042

OPERATING EXPENSES:
Selling	171,628	169,017
General and administrative	865,777	524,289

Total Operating Expenses	1,037,405	693,306

INCOME FROM OPERATIONS	21,192,790	16,983,736

OTHER INCOME (EXPENSE):
Interest income	92,914	55,485
Loss from foreign currency	-	(1,481)

Total Other Income (Expense)	92,914	54,004

INCOME BEFORE PROVISION FOR INCOME TAXES	21,285,704	17,037,740

PROVISION FOR FROM INCOME TAXES:
Current	(5,328,142)	(4,267,245)
Deferred	(16,171)	(15,503)

Total Provision for Income Taxes	(5,344,313)	(4,282,748)

NET INCOME	$15,941,391	$12,754,992

COMPREHENSIVE INCOME:
NET INCOME	$15,941,391	$12,754,992

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	767,225	718,791

COMPREHENSIVE INCOME	$16,708,616	$13,473,783

NET INCOME PER ORDINARY SHARE:
Basic	$0.58	$0.46
Diluted	$0.58	$0.46

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic	27,509,171	27,500,460
Diluted	27,509,171	27,500,460

See notes to unaudited consolidated financial statements.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,941,391	$12,754,992
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	518,076	496,958
Amortization of land use rights	384,805	142,358
Stock-based compensation	-	6,000
Deferred income taxes	16,171	15,503
Inventory reserve	(49,930)	-
Changes in assets and liabilities:
Inventories	11,988,119	12,774,159
Prepaid and other current assets	(1,553)	(51,003)
Prepaid VAT on purchases	-	448,808
Accounts payable	(3,241,417)	(426,828)
Accrued expenses	(886,713)	(813,784)
Other taxes payable	(623,685)	(34,481)
Income taxes payable	160,268	(4,258,071)

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,205,532	21,054,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of land use rights	-	-
Purchase of property and equipment	(29,644)	(30,663)

NET CASH USED IN INVESTING ACTIVITIES	(29,644)	(30,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash - restricted	104,537	170,183

NET CASH PROVIDED BY FINANCING ACTIVITIES	104,537	170,183

EFFECT OF EXCHANGE RATE ON CASH	305,793	434,442

NET INCREASE IN CASH	24,586,218	21,628,573

CASH - beginning of period	54,287,373	47,670,666

CASH - end of period	$78,873,591	$69,299,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$5,167,874	$8,525,315

See notes to unaudited consolidated financial statements.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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
March 31, 2012

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

These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2011.

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
March 31, 2012

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates for the three months ended March 31, 2012 and 2011 include the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, and the valuation of stock-based compensation.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

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

Cash – restricted

At March 31, 2012 and December 31, 2011, restricted cash consisted of cash deposits held with Company counsel (see Note 6).

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
March 31, 2012

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

At March 31, 2012 and December 31, 2011, the Company’s cash balances by geographic area were as follows:

	March 31, 2012		December 31, 2011
Country:
China	$78,873,591	100.0%	$54,287,373	100.0%
Total cash and cash equivalents	$78,873,591	100.0%	$54,287,373	100.0%

Accounts receivable

At March 31, 2012 and December 31, 2011, there were no outstanding accounts receivables.   The Company, when necessary, maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. A significant portion of the Company's sales are collected immediately upon the delivery of the product to the customer since the demand for its products exceeds its current supply.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $50.369 and $99,592 at March 31, 2012 and December 31, 2011, respectively. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation, and storage fees.

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
March 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the three months ended March 31, 2012 and 2011.

Income taxes

The Company is governed by the Income Tax Law of the People’s Republic of China.  The Company accounts for income taxes using the liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2012 and December 31, 2011, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $32,060 and $25,023 for the three months ended March 31, 2012 and 2011, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. For the three months ended March 31, 2012 and 2011, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $40,603 and $20,286, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statements of income. For the three months ended March 31, 2012 and 2011, the Company did not incur advertising expense.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and development

Research and development costs are expensed as incurred. For the three months ended March 31, 2012 and 2011, the Company did not incur research and development costs.

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

Asset and liability accounts at March 31, 2012 and December 31, 2011 were translated at 6.3185 RMB to $1.00 and at 6.3585 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2012 and 2011 were 6.3088 RMB and 6.5804 RMB to $1.00, respectively.  Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2012 and 2011 included net income and unrealized gains from foreign currency translation adjustments.

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
March 31, 2012

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

	Three Months Ended March 31,
	2012	2011
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$15,941,391	$12,754,992
Weighted average ordinary shares outstanding – basic	27,509,171	27,500,460
Effect of dilutive securities:
Warrants	-	-
Weighted average ordinary shares outstanding– diluted	27,509,171	27,500,460
Net income per ordinary share - basic	$0.58	$0.46
Net income per ordinary share - diluted	$0.58	$0.46

The Company's aggregate common stock equivalents at March 31, 2012 and December 31, 2011 include the following:

	March 31, 2012	December 31, 2011
Warrants	3,402,212	3,402,212
Total	3,402,212	3,402,212

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

NOTE 2 - INVENTORIES

At March 31, 2012 and December 31, inventories consisted of the following:

	March 31, 2012	December 31, 2011
Raw materials	$84,971	$112,285
Work in process	322,911	-
Finished goods	2,218,540	14,392,031
	2,626,422	14,504,316
Less: reserve for obsolete inventory	(50,369)	(99,592)
	$2,576,053	$14,404,724

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 3 - PROPERTY AND EQUIPMENT

At March 31, 2012 and December 31, 2011, property and equipment consisted of the following:

	Useful Life	March 31, 2012	December 31, 2011
Office equipment and furniture	10 Years	$135,972	$135,117
Manufacturing equipment	10 Years	16,463,583	16,358,911
Vehicles	10 Years	145,747	144,830
Construction in progress	-	840,486	806,890
Building and building improvements	10-20 Years	10,141,264	10,077,467
		27,727,052	27,523,215
Less: accumulated depreciation		(8,902,268)	(8,332,239)
		$18,824,784	$19,190,976

For the three months ended March 31, 2012 and 2011, depreciation expense amounted to $518,076 and $496,958, of which $453,807 and $435,834 is included in inventories and cost of revenues, and $64,269 and $61,124 is included in general and administrative expenses, respectively.

NOTE 4 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  The following summarizes land use rights acquired by the Company.

	Description	Useful life	Acquisition date	Expiration date	Area
Parcel A	Factory, warehouse and office	50	12/2004	12/2054	67,854 square mete
Parcels B to G	Laiyang pear orchard	30	12/2007	12/2037	500.5 acres
Parcel H	Laiyang pear orchard	30	04/2011	03/2041	214.2 acres
Parcel I	Laiyang pear orchard	30	04/2011	03/2041	296.6 acres
Parcel J	Factory, warehouse and offices	50	05/2011	05/2061	87,569 square meters

Land containing Laiyang Pear orchards will be used to supply pears to the Company for production.  The Company amortizes these land use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of sales. For the three months ended March 31, 2012 and 2011, amortization of land use rights amounted to $384,805 and $142,358, respectively.  At March 31, 2012 and December 31, 2011, land use rights consist of the following:

	Useful Life	March 31, 2012	December 31, 2011
Land use rights	30 - 50 years	$50,984,082	$50,663,351
Less: accumulated amortization		(3,836,197)	(3,430,267)
		$47,147,885	$47,233,084

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending March 31:
2013	$1,536,856
2014	1,536,856
2015	1,536,856
2016	1,536,856
2017	1,536,856
Thereafter	39,463,605
$47,147,885

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 5 – ACCRUED EXPENSES

At March 31, 2012 and December 31, 2011, accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
Accrued payroll and employees benefit	$255,810	$1,094,414
Other	78,578	117,653
	$334,388	$1,212,067

NOTE 6 – CASH - RESTRICTED

Pursuant to an Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc. (“Grandview”), Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), the Company placed a total of $120,000 in an escrow account with its counsel to be used for the payment of investor relation fees. Additionally, pursuant to a Going Public Escrow Agreement, amongst the Company, Grandview, Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), the Company placed a total of $1,000,000 from the Offering proceeds with its counsel to be used for the payment of fees and expenses related to becoming a public company and listing its Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to the Company. At March 31, 2012 and December 31, 2011, cash - restricted amounted to $173,954 and $278,491, respectively.

NOTE 7 – SHAREHOLDERS’ EQUITY

Warrants

Warrant activity for the three months ended March 31, 2012 is summarized as follows:
	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	3,402,212	$6.00
Granted	-	-
Exercised	-	-
Balance at end of period	3,402,212	$6.00

Warrants exercisable at end of period	3,402,212	$6.00

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2012	Weighted Average Exercise Price
$6.00	3,402,212	2.57	$6.00	3,402,212	$6.00

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 8 – MAJOR CUSTOMERS

For the three months ended March 31, 2012 and 2011, 12 and 10 customers accounted for 100.0% of the Company’s revenues, respectively.  The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for the three months ended March 31, 2012 and 2011 as follows:
	Percentage of total revenues
Customer	2012	2011
1	10.9%	12.7%
2	11.5%	11.9%
3	9.3%	12.0%
4	9.5%	12.8%
5	10.6%	12.1%
6	11.4%	12.7%
7	12.8%	11.9%

NOTE 9 – STATUTORY AND NON-STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the three months ended March 31, 2012, statutory reserve activity is as follows:

	Statutory	Non-Statutory	Total
Balance – December 31, 2011	$2,481,741	$3,256,451	$5,738,192
Addition to reserves	639,462	-	639,462
Balance – March 31, 2012	$3,121,203	$3,256,451	$6,377,654

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 10 – RESTRICTED NET ASSETS (Continued)

ORIENTAL DRAGON CORPORATION CONSOLIDATED PARENT COMPANY BALANCE SHEETS

	As of
	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$95,190	$95,410
Cash – restricted	173,954	278,491
Prepaid expenses and other	2,000	2,000
Total Current Assets	271,144	375,901
Investments in subsidiaries at equity	141,880,849	125,080,687
Total Assets	$142,151,993	$125,456,588

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$79,815	$93,026
Total Current Liabilities	79,815	93,026

Shareholders' equity:
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,509,171 and 27,509,171 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	27,509	27,509
Additional paid-in capital	16,385,297	16,385,297
Statutory reserve	6,377,654	5,738,192
Retained earnings	109,552,608	94,250,679
Accumulated other comprehensive income	9,729,110	8,961,885
Total Shareholders' Equity	142,072,178	125,363,562
Total Liabilities and Shareholders' Equity	$142,151,993	$125,456,588

ORIENTAL DRAGON CORPORATION CONSOLIDATED PARENT COMPANY STATEMENTS OF INCOME

	For the Three Months Ended March 31,
	2012	2011
REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	91,546	93,254
Total Operating Expenses	91,546	93,254

LOSS FROM OPERATIONS	(91,546)	(93,254)

LOSS ATTRIBUTABLE TO PARENT ONLY	(91,546)	(93,254)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	16,032,937	12,848,246

NET INCOME	$15,941,391	$12,754,992

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 10 – RESTRICTED NET ASSETS (Continued)

ORIENTAL DRAGON CORPORATION CONSOLIDATED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,941,391	$12,754,992
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in earnings of subsidiary	(16,032,937)	(12,848,246)
Stock-based compensation	-	6,000
Changes in assets and liabilities:
Prepaid expenses	-	(50,000)
Accounts payable	(13,211)	(33,199)
NET CASH USED IN OPERATING ACTIVITIES	(104,757)	(170,453)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment payments to subsidiaries	-	(900,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(900,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash – restricted	104,537	170,183
NET CASH PROVIDED BY FINANCING ACTIVITIES	104,537	170,183

NET DECREASE IN CASH	(220)	(900,270)
CASH - beginning of period	95,410	996,143
CASH - end of period	$95,190	$95,873

NOTE 11 – SEGMENT REPORTING

For the three months ended March 31, 2012 and 2011, the Company operated in two reportable business segments - (1) the manufacture and sale of Laiyang pear and other juice concentrate and puree segment (the Juice Concentrate and Puree Segment”) and (2) the manufacture of sale of bio-animal feed segment. The Company's reportable segments are strategic business units that offer different products. The Company does not manage these segments separately and the manufacture of bio-animal feed in dependent of the waste generated from the manufacture of Laiyang pear juice concentrate.  All of the Company’s operations are conducted in the PRC. Segment information available with respect to these reportable business segments for the three months ended March 31, 2012 and 2011 was as follows:

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Juice concentrate and puree segment	$59,452,273	$48,728,065
Bio animal feed segment	4,400,171	2,504,060
	63,852,444	51,232,125
Gross profit:
Juice concentrate and puree segment	18,707,579	15,647,827
Bio animal feed segment	3.522.616	2,029,215
	$22,230,195	$17,677,042
Identifiable long-lived tangible assets at March 31, 2012 and December 31, 2011 by geographical location:
China	$18,824,784	$19,190,976
United States	-	-
	$18,824,784	$19,190,976

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012

NOTE 11 – SEGMENT REPORTING (Continued)

Identifiable long lived asset related to the bio animal feed segment is less than 10% of total consolidated identifiable long-lived assets.

The Company does not allocate any general and administrative expenses of to its reportable segments because these activities are managed at a corporate level.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company for the three months ended March 31, 2012 and 2011 should be read in conjunction with the financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of revenues.

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

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2012, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments.

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

	For the Three Months Ended March 31,
	2012	2011
NET REVENUES	$63,852,444	$51,232,125
COST OF REVENUES	41,622,249	33,555,083
GROSS PROFIT	22,230,195	17,677,042
OPERATING EXPENSES:
Selling	171,628	169,017
General and administrative	865,777	524,289
Total Operating Expenses	1,037,405	693,306
INCOME FROM OPERATIONS	21,192,790	16,983,736
OTHER INCOME (EXPENSE):
Interest income	92,914	55,485
Loss from foreign currency	-	(1,481)
Total Other Income (Expense)	92,914	54,004
INCOME BEFORE INCOME TAXES	21,285,704	17,037,740
PROVISION FOR INCOME TAXES
Current	(5,328,142)	(4,267,245)
Deferred	(16,171)	(15,503)
TOTAL PROVISION FOR INCOME TAXES	(5,344,313)	(4,282,748)
NET INCOME	$15,941,391	$12,754,992
COMPREHENSIVE INCOME:
NET INCOME	$15,941,391	$12,754,992
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	767,225	718,791

COMPREHENSIVE INCOME	$16,708,616	$13,473,783

Results of Operations for the Three Months ended March 31, 2012 Compared to the Three Months ended March 31, 2011

Revenues. For the three months ended March 31, 2012, we had net revenues of $63,852,444, as compared to net revenues of $51,232,125 for the three months ended March 31, 2011, an increase of 24.6%. Revenue and changes for each product line was summarized as follows:

		Three Months Ended March 31,
		2012	2011	Increase	Percentage Change
Laiyang Pear juice concentrate	(1)	$59,452,273	$48,728,065	$10,724,208	22.0%
Bio animal feed	(2)	4,400,171	2,504,060	1,896,111	75.7%
Total net revenues		$63,852,444	$51,232,125	$12,620,319	24.6%

NM = Not meaningful

(1)
During the three months ended March 31, 2012, we continued to see strong demand for our Laiyang Pear juice concentrate products. Laiyang Pear as a trademark has been registered by an entity affiliated with the Laiyang city government, and we have been granted a license to use this trademark through 2038. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate for a period of 30 years. Pursuant to this government letter, during this period, no other producer will be permitted to enter into the Laiyang Pear juice concentrate business.

During the three months ended March 31, 2012, our revenues from Laiyang Pear juice concentrate increased by 22.0% as compared to the three months ended March 31, 2011 with the Laiyang Pear juice concentrate increased revenue attributable to an increase in volume with no change in our selling price. During the three months ended March 31, 2012, we sold 22,504 metric tons (“MT”) of Laiyang pear juice concentrate as compared to 19,239 MT in the three months ended March 31, 2011, an increase of 17.0%.

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

(2)
We began to produce and sell bio animal feed in the fourth quarter of 2010. The manufacture of bio-animal feed is dependent on the waste generated from the manufacture of Laiyang pear juice concentrate. Currently, we sell our bio-animal feed is sold to 2 customers who have purchased all of the bio-animal feed produced.

The production of strawberry and any other juice concentrates and puree that we may produce is dependent upon the season and production requirements of our Laiyang Pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce and sell strawberry and any other juice concentrates and puree when we are not producing Laiyang Pear juice concentrate.

Cost of revenues. Cost of revenues increased by $8,067,166, or 24.0%, from $33,555,083 for the three months ended March 31, 2011 to $41,622,249 for the three months ended March 31, 2012 and was primarily attributable to the increase in our net revenue.

Gross profit and gross margin. Our gross profit was $22,230,195 for the three months ended March 31, 2012 as compared to $17,677,042 for the three months ended March 31, 2011 representing gross margins of 34.8% and 34.5%, respectively.

Gross margin percentages by product line are as follows:

	For the Three Months ended March 31, 2012	For the Three Months ended March 31, 2011
Laiyang Pear juice concentrate	31.5%	32.3%
Bio animal feed	80.1%	81.0%
Overall gross profit %	34.8%	34.5%

•
For the three months ended March 31, 2012, the decrease in gross margin percentages related to Laiyang Pear juice concentrate was not material and attributed to a slight increase in raw materials costs.

•
Gross margin percentages related to the sale of bio animal feed was ranged from 80.1% to 81.0% for the periods presented. We began producing and selling bio animal feed in the fourth quarter of 2010. We are able to recognize a high gross margin from the sale of bio animal feed.  We use waste from the production of Laiyang Pear juice concentrate as our main raw material in the production of the bio animal feed. The production of bio animal feed is dependent on the production of waste from the production of Laiyang Pear juice concentrate.

Gross margin percentages can vary from period to period based on the price of raw materials such as Laiyang pears and strawberries and can also fluctuate based on market conditions such as demand and purchase price. We expect gross margins to improve as we continue to harvest Laiyang Pears from our existing pear orchards and our new pear orchards that we acquired in March 2011.

Selling expenses. Selling expenses were $171.629 for the three months ended March 31, 2012 as compared to $169,017 for the three months ended March 31 2011, an increase of $2,611 or 1.5%.  Selling expenses consisted of the following:

	Three Months Ended March 31,
	2012	2011
Compensation and related benefits	$139,038	$143,994
Shipping and handling	32,060	25,023
Other	531	-

Total	$171,629	$169,017

•
For the three months ended March 31, 2012, compensation and related benefits decreased by approximately 3.4% as compared to the three months ended March 31, 2011 primarily due to a decrease in salaries paid to sales persons offset by an increase in commission paid on increased revenues. We expect commission to increase proportionally when sales increase.

•
For the three months ended March 31, 2012, we had slight increase in shipping and handling expenses as compared to the three months ended March 31, 2011.  In the three months ended March 31, 2012 and 2011, shipping and handling expenses were substantially paid by our customers.

General and administrative expenses. General and administrative expenses amounted to $865,777 for the three months ended March 31, 2012, as compared to $524,289 for the three months ended March 31, 2011, an increase of $341,488 or 65.1%. General and administrative expenses consisted of the following:

	For the Three Months ended March 31,
	2012	2011
Compensation and related benefits	$213,983	$195,786
Professional fees	64,346	92,029
Depreciation	64,269	61,124
Amortization of land use rights	245,340	8,649
Other	277,839	166,701

Total	$865,777	$524,289

•
For the three months ended March 31, 2012, compensation and related benefits increase by $18,197 or 9.3% as compared to the three months ended March 31, 2011. This increase was primarily due to the payment of bonus compensation to employees increase in the three months ended March 31, 2012 of $19,306 as compared $0 for the three months ended March 31, 2011.

•
For the three months ended March 31, 2012 and 2011, professional fees consisting of legal fees, accounting fees, internal control consulting services and other fees associated with being a public company.  For the three months ended March 31, 2012, professional fees decrease by $27,683 or 30.1% as compared to the three months ended March 31, 2011 and was attributable to a decrease in fees incurred in connection with internal control procedures approximately $32,703, a decrease of $6,500 in accounting fees, and a decrease in investor relations fees of $24,196 offset by an increase in legal fees of $36,067.

•
During the three months ended March 31, 2012, amortization of land use rights increased by $236,691 as compared to the three months ended March 31, 2011 which was attributable to the amortization of land use rights acquired in June 2011 relating to new Laiyang Pear orchards. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of sales.

•
For the three months ended March 31, 2012, other general and administrative expenses which consist of entertainment, utilities, office maintenance, travel expenses, pension, miscellaneous taxes, office supplies, filing fees and telephone increased by $111,138 or 66.7% as compared with the same periods in 2011. The increase was primarily attributable to an increase in land use taxes related to our new facility of approximately $31,200, and an increase in non-capitalized maintenance expenses of approximately $72,000.

Income from operations. . For the three months ended March 31, 2012, income from operations was $21,192,790, as compared to $16,983,736 for the three months ended March 31, 2011, an increase of $4,209,054 or 24.8%.

              Other income (expenses). For the three months ended March 31, 2012, other income amounted to $92,914 as compared to $54,004 for the three months ended March 31, 2011, an increase of $38,910 or 72.1%.  The increase was attributable to the following:

•
For the three months ended March 31, 2012, interest income increased by $37,429 or 67.5% as compared to the three months ended March 31, 2011, and related to an increase in funds in interest bearing accounts.

•
For the three months ended March 31, 2012, loss from foreign currency transaction decreased by $1,481 or 100.0%. In the three months ended March 31, 2011, we purchased equipment from vendors in Europe and we incurred foreign currency transaction losses.

Income tax expense. Income tax expense increased by $1,061,565, or 24.8%, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 which was primarily attributed to an increase in taxable income.

Net income. As a result of the factors described above, our net income for the three months ended March 31, 2012 was $15,941,391, or $0.58 per ordinary share (basic and diluted). For the three months ended March 31, 2011, we had net income of $12,754,992, or $0.46 per ordinary share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $767,225 for the three months ended March 31, 2012 as compared to $718,791 for the three months ended March 31, 2011. These non-cash gains had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended March 31, 2012, comprehensive income of $16,708,616 is derived from the sum of our net income of $15,941,391 plus foreign currency translation gains of $767,225. For the three months ended March 31, 2011, comprehensive income of $13,473,783 is derived from the sum of our net income of $12,754,992 plus foreign currency translation gains of $718,791.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, our balance of cash and cash equivalents was $78,873,591, comparing to $54,287,373 as of December 31, 2011. These funds were located in financial institutions located in China.

Our primary uses of cash have been for the construction of our new factory and warehouse facility, for the purchase of equipment for the new productions lines, and for the acquisition of land use rights underlying our new production and office facility and for Laiyang pear orchards. Additionally, we use cash for employee compensation, new product development and working capital. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance higher level of inventories,

•	Addition of administrative and sales personnel as the business grows,
•	Acquisitions of similar or complimentary businesses,

•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,

•	Development of new products in the bio-animal feed industry to complement our current products,

•	The cost of being a public company and the continued increase in costs due to governmental compliance activities, and

•	Capital expenditures to add production lines and cold storage facilities and for the acquisition of additional land use rights to harvest Laiyang pears.

Cash flows for the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Changes in our working capital position are summarized as follows:

	March 31,	December 31,	Increase
	2012	2011	(Decrease)
Current assets	$81,726,697	$69,071,509	$12,655,188
Current liabilities	(6.386,054)	(10,902,144)	4,516,090
Working capital	$75,340,643	$58,169,365	$17,171,278

Our working capital increased by $17,171,278 to $75,340,643 at March 31, 2012 from working capital of $58,169,365 at December 31, 2011. This increase in working capital is primarily attributable to:

•	a net increase in cash and restricted cash of approximately $24,482,000 primarily attributable to net cash provided by operating activities of approximately $24,205,532 as described below,

Offset by:

•	a decrease in inventories of approximately $11,829,000 from the sale of substantially all of the 2011/2012 Laiyang pear inventory in the 2012 period,

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

Generally, we receive payment from our customers immediately upon delivery of our products. We have been able to collect our accounts receivable balances at or near the time of delivery. Accordingly, as of March 31, 2012 and December 31, 2011, we had no accounts receivable. In the future, we expect to continue to collect payments in advance of delivery.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$24,205,532	$21,054,611
Cash flows used in investing activities	$(29,644)	$(30,663)
Cash flows provided by financing activities	$104,537	$170,183
Effect of exchange rate on cash	$305,793	$434,442
Net increase in cash equivalents	$24,586,218	$21,628,573

Net cash flow provided by operating activities was $24,205,532 for the 2012 period as compared to $21,054,611 for the 2011 period, an increase of $3,150,921.

•	Net cash flow provided by operating activities for the 2012 period was mainly due to:

•
net income of $15,941,391 adjusted for the add back (reduction) of non-cash items such as depreciation of $518,076, the amortization of land use rights of $384,805, deferred income taxes of $16,171 and a reduction in inventory reserve of $(49,930), and

•	Changes in operating assets and liabilities consisting primarily of:
▪	a decrease in inventories of $11,988,119 attributable to the seasonality factors described above, and
▪	an increase in income taxes payable of $160,268
offset by
▪	a decrease in accounts payable of $3,241,417,
▪	a decrease in accrued expenses of $886,713, and
▪	a decrease in other taxes payable of $623,685 due to the payment of VAT and other taxes due.

•	Net cash flow provided by operating activities for the 2011 period primarily consisted of:
•
net income of $12,754,992 adjusted for the add back of non-cash items such as $496,958 of depreciation, the amortization of land use rights of $142,358, stock-based compensation of $6,000 and deferred income taxes of $15,503, and

•	Changes in operating assets and liabilities primarily consisting of
▪	a decrease in inventories of $12,774,159 attributable to the seasonality factors described above, and
▪	a decrease in prepaid VAT on purchases of $448,808,
 offset by
▪	a decrease in accounts payable of $426,828,
▪	a decrease in accrued expenses of $813,784, and
▪	a decrease in income taxes payable of $4,258,071 due to the payment of 2010 income taxes.

Net cash flow used in investing activities was $29,644 for the 2012 period as compared to $30,663 for the 2011 period. During the 2012 period, we used cash of $29,644 for the acquisition of property and equipment. During the 2011 period, we used cash towards the construction of our new manufacturing facility and for the purchase of property and equipment for our new production lines.

Net cash flow provided by financing activities was $104,537 for the three months ended March 31, 2012 as compared to $170,183 for the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011, we received operating cash from our restricted cash held in escrow of $104,537 and $170,183, respectively.

We currently generate cash flow from our operating activities which we believe will be sufficient to sustain current level of operations for at least the next twelve months.

Contractual Obligations

The following tables summarize our contractual obligations as of March 31, 2012 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.
.
	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Equipment purchase payments due (1)	$2,928,000	$2,928,000	$-	$-	$-
Total Contractual Obligations:	$2,928,000	$2,928,000	$-	$-	$-

(1)	Represents amounts due for equipment acquired and installed at September 30, 2011 which is included in accounts payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINING SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.
Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL DRAGON CORPORATION

Date: May 15, 2012	By:	/s/ Zhide Jiang
Zhide Jiang President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Adam Wasserman
Adam Wasserman Chief Financial Officer (Principal Financial Officer)