Form 10-Q
period 2012-06-30
Oriental Dragon Corp
filed 2012-08-14
CIK 1368196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  27,509,171 ordinary shares are issued and outstanding as of August 14, 2012.

ORIENTAL DRAGON CORPORATION
FORM 10-Q
June 30, 2012

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$50,432,952	$54,287,373
Cash - restricted	54,307	278,491
Inventories, net of reserve for obsolete inventory	7,766,762	14,404,724
Prepaid VAT on purchases	216,311	-
Prepaid expenses and other	38,538	36,743
Deferred income taxes	64,627	64,178

Total Current Assets	58,573,497	69,071,509

PROPERTY AND EQUIPMENT, net	18,321,403	19,190,976

OTHER ASSETS:
Land use rights, net	68,350,016	47,233,084
Deferred income taxes - net of current portion	743,214	770,137

Total Assets	$145,988,130	$136,265,706

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$484,225	$3,766,785
Accrued expenses	395,628	1,212,067
Income taxes payable	700,942	5,154,135
VAT and other taxes payable	169,420	769,157

Total Current Liabilities	1,750,215	10,902,144

COMMITMENT

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized,
none issued and outstanding at June 30, 2012 and December 31, 2011)	-	-
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,509,171 and 27,509,171
shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	27,509	27,509
Additional paid-in capital	16,385,297	16,385,297
Retained earnings	111,616,312	94,250,679
Statutory and non-statutory reserves	6,371,925	5,738,192
Accumulated other comprehensive income - cumulative foreign currency translation adjustment	9,836,872	8,961,885

Total Shareholders' Equity	144,237,915	125,363,562

Total Liabilities and Shareholders' Equity	$145,988,130	$136,265,706

See notes to unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

NET REVENUES	$9,706,273	$11,129,624	$73,558,717	$62,361,749

COST OF REVENUES	5,981,015	7,277,558	47,603,264	40,832,641

GROSS PROFIT	3,725,258	3,852,066	25,955,453	21,529,108

OPERATING EXPENSES:
Selling	74,151	75,612	245,779	244,629
Research and development	-	152,908	-	152,908
General and administrative	948,206	703,438	1,813,983	1,227,727

Total Operating Expenses	1,022,357	931,958	2,059,762	1,625,264

INCOME FROM OPERATIONS	2,702,901	2,920,108	23,895,691	19,903,844

OTHER INCOME (EXPENSE):
Interest income	75,085	75,455	167,999	130,940
Loss from foreign currency	-	(3,289)	-	(4,770)

Total Other Income (Expense)	75,085	72,166	167,999	126,170

INCOME BEFORE PROVISION FOR INCOME TAXES	2,777,986	2,992,274	24,063,690	20,030,014

PROVISION FOR INCOME TAXES:
Current	(703,867)	(746,201)	(6,032,009)	(5,013,446)
Deferred	(16,144)	(15,696)	(32,315)	(31,199)

Total Provision for Income Taxes	(720,011)	(761,897)	(6,064,324)	(5,044,645)

NET INCOME	$2,057,975	$2,230,377	$17,999,366	$14,985,369

COMPREHENSIVE INCOME:
NET INCOME	$2,057,975	$2,230,377	$17,999,366	$14,985,369

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	107,762	1,448,524	874,987	2,167,315

COMPREHENSIVE INCOME	$2,165,737	$3,678,901	$18,874,353	$17,152,684

NET INCOME PER ORDINARY SHARE:
Basic	$0.07	$0.08	$0.65	$0.54
Diluted	$0.07	$0.08	$0.65	$0.54

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic	27,509,171	27,503,325	27,509,171	27,501,900
Diluted	27,509,171	27,503,325	27,509,171	27,501,900

See notes to unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,999,366	$14,985,369
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,035,306	1,001,047
Amortization of land use rights	950,106	453,854
Stock-based compensation	-	18,000
Deferred income taxes	32,315	31,199
Inventory reserve	(49,888)	-
Changes in assets and liabilities:
Inventories	6,788,897	12,448,477
Prepaid and other current assets	(1,552)	(51,009)
Prepaid VAT on purchases	(216,318)	451,588
Accounts payable	(3,308,380)	(514,110)
Accrued expenses	(824,949)	(602,869)
Other taxes payable	(605,141)	375,483
Income taxes payable	(4,489,414)	(7,893,083)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,310,348	20,703,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of land use rights	(21,737,065)	(31,373,071)
Purchase of property and equipment	(31,365)	(44,308)

NET CASH USED IN INVESTING ACTIVITIES	(21,768,430)	(31,417,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash - restricted	224,184	298,186

NET CASH PROVIDED BY FINANCING ACTIVITIES	224,184	298,186

EFFECT OF EXCHANGE RATE ON CASH	379,477	962,287

NET DECREASE IN CASH	(3,854,421)	(9,452,960)

CASH - beginning of year	54,287,373	47,670,666

CASH - end of period	$50,432,952	$38,217,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$10,521,423	$12,906,529

See notes to unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

The Company, through its subsidiaries and variable interest entity, engages in the production of fruit juice concentrate in the PRC, specializing in processing, producing and distributing Laiyang Pear fruit juice concentrate. The Company is the only producer of Laiyang Pear fruit juice concentrate, which contains 46 kinds of mineral substances such as Organic Acid, Vitamin B1, B2, Vitamin C, Nicotinic Acid, Protocatechuic Acid, Carotene and mineral substances such as Calcium, Phosphorus and Iron, etc., and therefore is known for its taste, nutritional and medical benefits, and application in health supplements, pharmaceuticals, and the food and beverage industries. The Company also produces and sells strawberry juice concentrate and puree. Additionally, the Company produces and distributes bio animal feed using the waste produced by its juice concentrate business.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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
June 30, 2012

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates for the six months ended June 30, 2012 and 2011 include the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, and the valuation of stock-based compensation.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

Cash – restricted

At June 30, 2012 and December 31, 2011, restricted cash consisted of cash deposits held with Company counsel (see Note 6).

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
June 30, 2012

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

At June 30, 2012 and December 31, 2011, the Company’s cash balances by geographic area were as follows:

	June 30, 2012		December 31, 2011
Country:
China	$50,432,952	100.0%	$54,287,373	100.0%
Total cash and cash equivalents	$50,432,952	100.0%	$54,287,373	100.0%

Accounts receivable

At June 30, 2012 and December 31, 2011, there were no outstanding accounts receivables.   The Company, when necessary, maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. A significant portion of the Company's sales are collected immediately upon the delivery of the product to the customer since the demand for its products exceeds its current supply.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $50,403 and $99,592 at June 30, 2012 and December 31, 2011, respectively. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation, and storage fees.

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
June 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the six months ended June 30, 2012 and 2011.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2012 and December 31, 2011, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $33,271 and $26,861 for the six months ended June 30, 2012 and 2011, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. For the six months ended June 30, 2012 and 2011, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $114,547 and $58,091, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statements of income. For the six months ended June 30, 2012 and 2011, the Company did not incur advertising expense.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and development

Research and development costs are expensed as incurred. For the six months ended June 30, 2012 and 2011, the Company did not incur research and development costs.

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

Asset and liability accounts at June 30, 2012 and December 31, 2011 were translated at 6.3143 RMB to $1.00 and at 6.3585 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the six months ended June 30, 2012 and 2011 were 6.3141RMB and 6.5399 RMB to $1.00, respectively.  Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months ended June 30, 2012 and 2011 included net income and unrealized gains from foreign currency translation adjustments.

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
June 30, 2012

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$2,057,975	$2,230,377	$17,999,366	$14,985,369
Weighted average ordinary shares outstanding – basic	27,509,171	27,503,325	27,509,171	27,501,900
Effect of dilutive securities:
Warrants	-	-	-	-
Weighted average ordinary shares outstanding– diluted	27,509,171	27,503,325	27,509,171	27,501,900
Net income per ordinary share - basic	$0.07	$0.08	$0.65	$0.54
Net income per ordinary share - diluted	$0.07	$0.08	$0.65	$0.54

The Company's aggregate common stock equivalents at June 30, 2012 and December 31, 2011 include the following:

	June 30, 2012	December 31, 2011
Warrants	3,402,212	3,402,212
Total	3,402,212	3,402,212

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 2 - INVENTORIES

At June 30, 2012 and December 31, inventories consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials	$141,334	$112,285
Work in process	184,226	-
Finished goods	7,491,605	14,392,031
	7,817,165	14,504,316
Less: reserve for obsolete inventory	(50,403)	(99,592)
	$7,766,762	$14,404,724

NOTE 3 - PROPERTY AND EQUIPMENT

At June 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	Useful Life	June 30, 2012	December 31, 2011
Office equipment and furniture	10 Years	$136,618	$135,117
Manufacturing equipment	10 Years	16,475,726	16,358,911
Vehicles	10 Years	145,843	144,830
Construction in progress	-	841,045	806,890
Building and building improvements	10-20 Years	10,148,009	10,077,467
		27,747,241	27,523,215
Less: accumulated depreciation		(9,425,838)	(8,332,239)
		$18,321,403	$19,190,976

For the six months ended June 30, 2012 and 2011, depreciation expense amounted to $1,035,306 and $1,001,047, of which $905,224 and $877,687 is included in inventories and cost of revenues, and $130,082 and $123,360 is included in general and administrative expenses, respectively.

NOTE 4 – LAND USE RIGHTS

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  The following summarizes land use rights acquired by the Company.

	Description	Useful life	Acquisition date	Expiration date	Area
Parcel A	Factory, warehouse and offices	50	12/2004	12/2054	67,854 square meters
Parcels B to G	Laiyang pear orchards	30	12/2007	12/2037	500.5 acres
Parcel H	Laiyang pear orchard	30	04/2011	03/2041	214.2 acres
Parcel I	Laiyang pear orchard	30	04/2011	03/2041	296.6 acres
Parcel J	Factory, warehouse and offices	50	05/2011	05/2061	87,569 square meters
Parcel K	Laiyang pear orchards	30	04/2012	03/2042	502.5 acres

Land containing Laiyang Pear orchards will be used to supply pears to the Company for production.  The Company amortizes these land use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of revenues. For the six months ended June 30, 2012 and 2011, amortization of land use rights amounted to $950,106 and $453,854, of which $278,696 and $269,073 is included in inventories and cost of revenues, and $671,410 and $184,781 is included in general and administrative expenses, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 4 – LAND USE RIGHTS (continued)

At June 30, 2012 and December 31, 2011, land use rights consist of the following:

	Useful Life	June 30, 2012	December 31, 2011
Land use rights	30 - 50 years	$72,754,370	$50,663,351
Less: accumulated amortization		(4,404,354)	(3,430,267)
		$68,350,016	$47,233,084

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending June 30:
2013	$2,262,425
2014	2,262,425
2015	2,262,425
2016	2,262,425
2017	2,262,425
Thereafter	57.037.891
$68,350,016
NOTE 5 – ACCRUED EXPENSES

At June 30, 2012 and December 31, 2011, accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
Accrued payroll and employees benefit	$310,930	$1,094,414
Other	84,698	117,653
	$395,628	$1,212,067

NOTE 6 – CASH - RESTRICTED

Pursuant to an Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc. (“Grandview”), Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Investor Relations Escrow Agreement”), the Company placed a total of $120,000 in an escrow account with its counsel to be used for the payment of investor relation fees. Additionally, pursuant to a Going Public Escrow Agreement, amongst the Company, Grandview, Access America Investments, LLC and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (the “Going Public Escrow Agreement”), the Company placed a total of $1,000,000 from the Offering proceeds with its counsel to be used for the payment of fees and expenses related to being a public company and listing its Ordinary Shares on a senior exchange. Pursuant to each of the Investor Relations Escrow Agreement and Going Public Escrow Agreement, in the event that the proceeds of such escrow accounts have not been fully distributed within two years from the date thereof, the balance of such escrow proceeds shall be returned to the Company. At June 30, 2012 and December 31, 2011, cash - restricted amounted to $54,307 and $278,491, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 7 – SHAREHOLDERS’ EQUITY

Warrants

Warrant activity for the six months ended June 30, 2012 is summarized as follows:
	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2011	3,402,212	$6.00
Granted	-	-
Exercised	-	-
Balance at June 30, 2012	3,402,212	$6.00

Warrants exercisable at June 30, 2012	3,402,212	$6.00

The following table summarizes the shares of the Company's common stock issuable upon exercise of warrants outstanding at June 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2012	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2012	Weighted Average Exercise Price
$6.00	3,402,212	2.32	$6.00	3,402,212	$6.00

NOTE 8 – MAJOR CUSTOMERS

For the six months ended June 30, 2012 and 2011, 13 and 12 customers accounted for 100.0% of the Company’s revenues, respectively.  The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for the six months ended June 30, 2012 and 2011 as follows:

	Percentage of total revenues
Customer	2012	2011
1	9.6%	10.5%
2	10.1%	9.8%
3	18.7%	22.2%
4	10.0%	10.5%
5	11.3%	11.5%

NOTE 9 – STATUTORY AND NON-STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the six months ended June 30, 2012, statutory reserve activity is as follows:

	Statutory	Non-Statutory	Total
Balance – December 31, 2011	$2,481,741	$3,256,451	$5,738,192
Addition to reserves	633,733	-	633,733
Balance – June 30, 2012	$3,115,474	$3,256,451	$6,371,925

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

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

ORIENTAL DRAGON CORPORATION CONSOLIDATED PARENT COMPANY BALANCE SHEETS
	As of
	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$95,036	$95,410
Cash – restricted	54,307	278,491
Prepaid expenses and other	2,000	2,000
Total Current Assets	151,343	375,901
Investments in subsidiaries at equity	144,096,715	125,080,687
Total Assets	$144,248,058	$125,456,588

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,143	$93,026
Total Current Liabilities	10,143	93,026

Shareholders' equity:
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,509,171 and 27,509,171 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	27,509	27,509
Additional paid-in capital	16,385,297	16,385,297
Statutory reserve	6,371,925	5,738,192
Retained earnings	111,616,312	94,250,679
Accumulated other comprehensive income	9,836,872	8,961,885
Total Shareholders' Equity	144,237,915	125,363,562
Total Liabilities and Shareholders' Equity	$144,248,058	$125,456,588

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 10 – RESTRICTED NET ASSETS (Continued)

ORIENTAL DRAGON CORPORATION CONSOLIDATED PARENT COMPANY STATEMENTS OF INCOME
	For the Six Months Ended June 30,
	2012	2011
REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	141,675	148,567
Total Operating Expenses	141,675	148,567

LOSS FROM OPERATIONS	(141,675)	(148,567)

LOSS ATTRIBUTABLE TO PARENT ONLY	(141,675)	(148,567)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	18,141,041	15,133,936

NET INCOME	$17,999,366	$14,985,369

ORIENTAL DRAGON CORPORATION CONSOLIDATED PARENT COMPANY STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,999,366	$14,985,369
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in earnings of subsidiary	(18,141,041)	(15,133,936)
Stock-based compensation	-	18,000
Changes in assets and liabilities:
Prepaid expenses	-	(50,000)
Accounts payable	(82,883)	(118,043)
NET CASH USED IN OPERATING ACTIVITIES	(224,558)	(298,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment payments to subsidiaries	-	(900,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(900,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash – restricted	224,184	298,186
NET CASH PROVIDED BY FINANCING ACTIVITIES	224,184	298,186

NET DECREASE IN CASH	(374)	(900,424)
CASH - beginning of period	95,410	996,143
CASH - end of period	$95,036	$95,719

NOTE 11 – SEGMENT REPORTING

For the six months ended June 30, 2012 and 2011, the Company operated in two reportable business segments - (1) the manufacture and sale of Laiyang pear and other juice concentrate and puree segment (the Juice Concentrate and Puree Segment”) and (2) the manufacture of sale of bio-animal feed segment. The Company's reportable segments are strategic business units that offer different products. The Company does not manage these segments separately and the manufacture of bio-animal feed in dependent of the waste generated from the manufacture of Laiyang pear juice concentrate.  All of the Company’s operations are conducted in the PRC.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 11 – SEGMENT REPORTING (continued)

Segment information available with respect to these reportable business segments for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Juice concentrate and puree segment	$9,706,273	$11,087,763	$69,158,546	$59,815,828
Bio animal feed segment	-	41,861	4,400,171	2,545,921
	9,706,273	11,129,624	73,558,717	62,361,749
Gross profit:
Juice concentrate and puree segment	3,725,258	3,818,610	22,432,837	19,466,437
Bio animal feed segment	-	33,456	3,522,616	2,062,671
	$3,725,258	$3,852,066	$25,955,453	$21,529,108
Identifiable long-lived tangible assets at June 30, 2012 and December 31, 2011 by geographical location:
China	$18,321,403	$19,190,976
United States	-	-
	$18,321,403	$19,190,976

Identifiable long lived asset related to the bio animal feed segment is less than 10% of total consolidated identifiable long-lived assets.

The Company does not allocate any general and administrative expenses of to its reportable segments because these activities are managed at a corporate level.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company for the six months ended June 30, 2012 and 2011 should be read in conjunction with the financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

	Description	Useful life	Acquisition date	Expiration date	Area
Parcel A	Factory, warehouse and offices	50	12/2004	12/2054	67,854 square meters
Parcels B to G	Laiyang pear orchard	30	12/2007	12/2037	500.5 acres
Parcel H	Laiyang pear orchard	30	04/2011	03/2041	214.2 acres
Parcel I	Laiyang pear orchard	30	04/2011	03/2041	296.6 acres
Parcel J	Factory, warehouse and offices	50	04/2011	09/2060	87,569 square meters
Parcel K	Laiyang pear orchards	30	04/2012	03/2042	502.5 acres

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

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2012, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
NET REVENUES	$9,706,273	$11,129,624	$73,558,717	$62,361,749
COST OF REVENUES	5,981,015	7,277,558	47,603,264	40,832,641
GROSS PROFIT	3,725,258	3,852,066	25,955,453	21,529,108
OPERATING EXPENSES:
Selling	74,151	75,612	245,779	244,629
Research and development	-	152,908	-	152,908
General and administrative	948,206	703,438	1,813,983	1,227,727
Total Operating Expenses	1,022,357	931,958	2,059,762	1,625,264
INCOME FROM OPERATIONS	2,702,901	2,920,108	23,895,691	19,903,844
OTHER INCOME (EXPENSE):
Interest income	75,085	75,455	167,999	130,940
Loss from foreign currency	-	(3,289)	-	(4,770)
Total Other Income (Expense)	75,085	72,166	167,999	126,170
INCOME BEFORE PROVISION FOR INCOME TAXES	2,777,986	2,992,274	24,063,690	20,030,014
PROVISION FOR INCOME TAXES:
Current	(703,867)	(746,201)	(6,032,009)	(5,013,446)
Deferred	(16,144)	(15,696)	(32,315)	(31,199)
Total Provision for Income Taxes	(720,011)	(761,897)	(6,064,324)	(5,044,645)
NET INCOME	$2,057,975	$2,230,377	$17,999,366	$14,985,369
COMPREHENSIVE INCOME:
NET INCOME	$2,057,975	$2,230,377	$17,999,366	$14,985,369
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	107,762	1,448,524	874,987	2,167,315
COMPREHENSIVE INCOME	$2,165,737	$3,678,901	$18,874,353	$17,152,684

Results of Operations for the Three and Six Months ended June 30, 2012 Compared to the Three and Six Months ended June 30, 2011

Revenues. For the six months ended June 30, 2012, we had net revenues of $73,558,717 as compared to net revenues of $62,361,749 for the six months ended June 30, 2011, an increase of 18.0%. For the three months ended June 30, 2012, we had net revenues of $9,706,273, as compared to net revenues of $11,129,624 for the three months ended June 30, 2011, a decrease of 12.8%. Revenue and changes for each product line was summarized as follows:

		Six Months Ended June 30,
		2012	2011	Increase	Percentage Change
Laiyang Pear juice concentrate	(1)	$61,713,534	$52,627,867	$9,085,667	17.3%
Strawberry juice concentrate		7,445,012	7,187,961	257,051	3.6%
Bio animal feed	(2)	4,400,171	2,545,921	1,854,250	72.8%
Total net revenues		$73,558,717	$62,361,749	$11,196,968	18.0%

		Three Months Ended June 30,
		2012	2011	Increase (Decrease)	Percentage Change
Laiyang Pear juice concentrate	(1)	$2,261,261	$3,899,802	$(1,638,541)	42.0%
Strawberry juice concentrate		7,445,012	7,187,961	257,051	3.6%
Bio animal feed	(2)	-	41,861	(41,861)	100.0%
Total net revenues		$9,706,273	$11,129,624	$(1,423,351)	12.8%

(1)  During the three and six months ended June 30, 2012, we continued to see strong demand for our Laiyang Pear juice concentrate products. Laiyang Pear as a trademark has been registered by an entity affiliated with the Laiyang city government, and we have been granted a license to use this trademark through 2038. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate for a period of 30 years. Pursuant to this government letter, during this period, no other producer will be permitted to enter into the Laiyang Pear juice concentrate business.

During the six months ended June 30, 2012, our revenues from Laiyang Pear juice concentrate increased by 17.3% as compared to the six months ended June 30, 2011 with the Laiyang Pear juice concentrate increased revenue attributable to an increase in volume with no change in our selling price. During the six months ended June 30, 2012, we sold 23,381 metric tons (“MT”) of Laiyang pear juice concentrate as compared to 20,651 MT in the six months ended June 30, 2011, an increase of 13.2%.

During the three months ended June 30, 2012, our revenues from Laiyang Pear juice concentrate decreased by 42.0% as compared to the three months ended June 30, 2011 with the Laiyang Pear juice concentrate decreased revenue attributable to the lack of inventory of Laiyang pear juice concentrate available for sale during the three months ended June 30, 2012. During the three months ended June 30, 2012, we sold 877 metric tons (“MT”) of Laiyang pear juice concentrate as compared to 1,412 MT in the three months ended June 30, 2011, a decrease of 37.9%.

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

(2)  We began to produce and sell bio animal feed in the fourth quarter of 2010. The manufacture of bio-animal feed is dependent on the waste generated from the manufacture of Laiyang pear juice concentrate. During the 2012 period, we produced more Laiyang pear juice concentrate as compared to the 2012 period and according were able to produce more animal bio feed. Currently, we sell our bio-animal feed is sold to 2 customers who have purchased all of the bio-animal feed produced.  In the first quarter of 2012, we sold all remaining bio animal feed. Since bio animal feed production is dependent on the waste generated from the manufacture of Laiyang pear juice concentrate, we were not able to produce and sell any bio animal feed in the second quarter of 2012 since we did not produce any Laiyang pear concentrate.

The production of strawberry and any other juice concentrates and puree that we may produce is dependent upon the season and production requirements of our Laiyang Pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce and sell strawberry and any other juice concentrates and puree when we are not producing Laiyang Pear juice concentrate. For the three and six months ended June 30, 2012, we had an increase in revenues from the sale of strawberry juice concentrate of $257,051 and $257,051, respectively as compared the comparable 2011 periods.  The increase was attributable to an increase in volume sold.

Cost of revenues. Cost of revenues increased by $6,770,623, or 16.6%, from $40,832,641 for the six months ended June 30, 2011 to $47,603,264 for the six months ended June 30, 2012 and was primarily attributable to the increase in our net revenue. Cost of revenues decreased by $1,296,543, or 17.8%, from $7,277,558 for the three months ended June 30, 2011 to $5,981,015 for the three months ended June 30, 2012 and was primarily attributable to a decrease in sales in Laiyang pear juice concentrate.

Gross profit and gross margin. Our gross profit was $25,955,453 for the six months ended June 30, 2012 as compared to $21,529,108 for the six months ended June 30, 2011 representing gross margins of 35.3% and 34.5%, respectively. Our gross profit was $5,981,015 for the three months ended June 30, 2012 as compared to $7,277,558 for the three months ended June 30, 2011 representing gross margins of 38.4% and 34.6%, respectively.

Gross margin percentages by product line are as follows:

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011
Laiyang Pear juice concentrate	30.9%	34.8%	31.5%	32.1%
Strawberry juice concentrate	40.7%	35.9%	40.7%	35.9%
Bio animal feed	-	79.3%	80.1%	81.0%
Overall gross profit %	38.4%	34.6%	35.3%	34.5%

•
For the three and six months ended June 30, 2012, the decrease in gross margin percentages related to Laiyang Pear juice concentrate as compared to the three and six months ended June 30, 2011, was attributed to a slight increase in raw materials costs.

•
For the three and six months ended June 30, 2012, the increase in gross margin percentages related to strawberry juice concentrate as compared to the three and six months ended June 30, 2011, was attributed to a slight decrease in raw materials costs.

•
Gross margin percentages related to the sale of bio animal feed was ranged from 79.3% to 81.0% for the periods presented. We began producing and selling bio animal feed in the fourth quarter of 2010. We are able to recognize a high gross margin from the sale of bio animal feed.  We use waste from the production of Laiyang Pear juice concentrate as our main raw material in the production of the bio animal feed. The production of bio animal feed is dependent on the production of waste from the production of Laiyang Pear juice concentrate.

Gross margin percentages can vary from period to period based on the price of raw materials such as Laiyang pears and strawberries and can also fluctuate based on market conditions such as demand and purchase price. We expect gross margins to improve as we continue to harvest Laiyang Pears from our existing pear orchards and our new pear orchards that we acquired in March 2011 and in April 2012.

Selling expenses. Selling expenses were $245,779 for the six months ended June 30, 2012 as compared to $244,629 for the six months ended June 30, 2011, an increase of $1,150 or 0.5%.  Selling expenses were $74,151 for the three months ended June 30, 2012 as compared to $75,612 for the three months ended June 30, 2011, a decrease of $1,461 or 1.9%.  Selling expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Compensation and related benefits	$71,046	$73,774	$210,084	$217,768
Shipping and handling	1,212	1,838	33,272	26,861
Other	1,893	-	2,423	-
Total	$74,151	$75,612	$245,779	$244,629

•
For the three and six months ended June 30, 2012, compensation and related benefits decreased by approximately 3.7% and 3.5% as compared to the three and six months ended June 30, 2011, respectively, primarily due to a decrease in salaries paid to sales persons offset by an increase in commission paid on increased revenues. We expect commission to increase proportionally when sales increase.

•
For the six months ended June 30, 2012, we had an increase in shipping and handling expenses of 23.9% as compared to the six months ended June 30, 2011.  For the three months ended June 30, 2012, we had slight decrease in shipping and handling expenses of $626 or 34.1% as compared to the three months ended June 30, 2011.  In the three and six months ended June 30, 2012 and 2011, shipping and handling expenses were substantially paid by our customers.

Research and development expenses. For the three and six months ended June 30, 2011, research and development expenses amounted to $152,908 and $152,908. We did not incur research and development expenses during the 2012 periods.  On March 1, 2010, we entered into a cooperative R&D contract with the Preclinical Medicine Research Laboratory of Shandong Medicine Academy to develop the applications of immunoregulation and antitumor effects of Laiyang Pear juice concentrate. This R&D project we completed in 2011.  In future periods, we expect research and development expenses to fluctuate depending on the nature, timing and costs of third party research and development contracts.

General and administrative expenses. General and administrative expenses amounted to $1,813,983 for the six months ended June 30, 2012, as compared to $1,227,727 for the six months ended June 30, 2011, an increase of $586,256 or 47.8%. General and administrative expenses amounted to $948,206 for the three months ended June 30, 2012, as compared to $703,438 for the three months ended June 30, 2011, an increase of $244,768 or 34.8%. General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Compensation and related benefits	$156,177	$174,779	$350,854	$370,565
Professional fees	49,618	54,526	113,964	146,555
Depreciation	65,813	62,237	130,082	123,360
Amortization of land use rights	426,070	176,131	671,410	184,781
Other	250,528	235,765	547,673	402,466
Total	$948,206	$703,438	$1,813,983	$1,227,727

•
For the six months ended June 30, 2012, compensation and related benefits decrease by $19,711 or 5.3% as compared to the six months ended June 30, 2011. For the three months ended June 30, 2012, compensation and related benefits decreased by $18,602 or 10.6% as compared to the three months ended June 30, 2011. This decrease was primarily due to the reduction of temporary staff during the three months ended June 30, 2012 related to the decrease in revenues during this quarter.

•
Professional fees consisting of legal fees, accounting fees, internal control consulting services and other fees associated with being a public company.  For the six months ended June 30, 2012, professional fees decrease by $32,591 or 22.2% as compared to the six months ended June 30, 2011 and was attributable to a decrease in fees incurred in connection with internal control procedures approximately $40,265, a decrease of $3,000 in accounting fees, and a decrease in investor relations fees of $30,196 offset by an increase in legal fees of $40,751.  For the three months ended June 30, 2012, professional fees decrease by $4,908 or 9.0% as compared to the three months ended June 30, 2011.

•
During the three and six months ended June 30, 2012, amortization of land use rights increased by $249,939 and $486,629 as compared to the three and six months ended June 30, 201, respectively. The decrease was attributable to the amortization of land use rights acquired in June 2011 and April 2012 relating to new Laiyang Pear orchards. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of sales.

•
Other general and administrative expenses which consist of entertainment, utilities, office maintenance, travel expenses, pension, miscellaneous taxes, office supplies, filing fees and telephone. During the six months ended June 30, 2012, other general and administrative expenses increased by $145,207 or 36.1% as compared to the six months ended June 30, 2011. The increase was primarily attributable to an increase in pension contributions of $56,456 and an increase in non-capitalized maintenance expenses of approximately $72,000.  During the three months ended June 30, 2012, other general and administrative expenses increased by $14,763 or 6.3% as compared to the three months ended June 30, 2011.

Income from operations. . For the six months ended June 30, 2012, income from operations was $23,895,691, as compared to $19,903,844 for the six months ended June 30, 2011, an increase of $3,991,847 or 20.1%. For the three months ended June 30, 2012, income from operations was $2,702,901, as compared to $2,920,108 for the three months ended June 30, 2011, a decrease of $217,207 or 7.4%.

Other income (expenses). For the six months ended June 30, 2012, other income amounted to $167,999 as compared to $126,170 for the six months ended June 30, 2011, an increase of $41,829 or 33.2%. For the three months ended June 30, 2012, other income amounted to $75,085 as compared to $72,166 for the three months ended June 30, 2011, an increase of $2,919 or 4.0%.   The increase was primarily attributable to the following:

•
For the six months ended June 30, 2012, interest income increased by $37,059 or 28.3% as compared to the six months ended June 30, 2011. For the three months ended June 30, 2012, interest income decreased by $370 or 0.5% as compared to the three months ended June 30, 2011, and related to an increase (decrease) in funds in interest bearing accounts.

Income tax expense. Income tax expense increased by $1,019,679, or 20.2%, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 which was attributed to an increase in taxable income. Income tax expense decreased by $41,886, or 5.5%, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 which was attributed to a decrease in taxable income.

Net income. As a result of the factors described above, our net income for the six months ended June 30, 2012 was $17,999,366, or $0.65 per ordinary share (basic and diluted). For the six months ended June 30, 2011, we had net income of $14,985,369, or $0.54 per ordinary share (basic and diluted). Our net income for the three months ended June 30, 2012 was $2,057,975, or $0.07 per ordinary share (basic and diluted). For the three months ended June 30, 2011, we had net income of $2,230,377, or $0.08 per ordinary share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $874,987 for the six months ended June 30, 2012 as compared to $2,167,315 for the six months ended June 30, 2011. We reported a foreign currency translation gain of $107,762 for the three months ended June 30, 2012 as compared to $1,448,524 for the three months ended June 30, 2011. These non-cash gains had the effect of increasing our reported comprehensive income.

Comprehensive income. For the six months ended June 30, 2012, comprehensive income of $18,874,353 is derived from the sum of our net income of $17,999,366 plus foreign currency translation gains of $874,987. For the six months ended June 30, 2011, comprehensive income of $17,152,684 is derived from the sum of our net income of $14,985,369 plus foreign currency translation gains of $2,167,315. For the three months ended June 30, 2012, comprehensive income of $2,165,737 is derived from the sum of our net income of $2,057,975 plus foreign currency translation gains of $107,762. For the three months ended June 30, 2011, comprehensive income of $3,678,901 is derived from the sum of our net income of $2,230,377 plus foreign currency translation gains of $1,448,524.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, our balance of cash and cash equivalents was $50,432,952, as compared to $54,287,373 as of December 31, 2011. These funds were located in financial institutions located in China.

Our primary uses of cash have been for the construction of our new factory and warehouse facility, for the purchase of equipment for the new productions lines, and for the acquisition of land use rights underlying our new production and office facility and for Laiyang pear orchards. Additionally, we use cash for employee compensation, new product development and working capital. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a decrease in our liquidity over the near to long term:

•	An increase in working capital requirements to finance higher level of inventories,
•	Addition of administrative and sales personnel as the business grows,
•	Acquisitions of similar or complimentary businesses,
•	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
•	Development of new products in the bio-animal feed industry to complement our current products,
•	The cost of being a public company and the continued increase in costs due to governmental compliance activities, and
•	Capital expenditures to add production lines and cold storage facilities and for the acquisition of additional land use rights to harvest Laiyang pears.

Cash flows for the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Changes in our working capital position are summarized as follows:

	June 30,	December 31,	Increase
	2012	2011	(Decrease)
Current assets	$58,573,497	$69,071,509	$(10,498,012)
Current liabilities	(1,750,215)	(10,902,144)	9,151,929
Working capital	$56,823,282	$58,169,365	$(1,346,083)

Our working capital decreased by $1,346,083 to $56,823,282 at June 30, 2012 from working capital of $58,169,365 at December 31, 2011. This decrease in working capital is primarily attributable to:

•	a decrease in inventories of approximately $6,638,000 from the sale of substantially all of the 2011/2012 Laiyang pear inventory in the 2012 period, and,
•	a decrease in cash of $3,854,421 as described below,

Offset by:

•	a decrease in accounts payable of inventories of approximately $3,250,000 due to the payment of accounts payable,
•	a decrease in accrued expenses of $816,439 due to the payment of accrued wages,
•	a decrease in income taxes payable of approximately $4,453,000 due to the payment of income taxes due, and
•	a decrease in VAT and other taxes payable of approximately $600,000.

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

Generally, we receive payment from our customers immediately upon delivery of our products. We have been able to collect our accounts receivable balances at or near the time of delivery. Accordingly, as of June 30, 2012 and December 31, 2011, we had no accounts receivable. In the future, we expect to continue to collect payments in advance of delivery.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$17,310,348	$20,703,946
Cash flows used in investing activities	$(21,768,430)	$(31,417,379)
Cash flows provided by financing activities	$224,184	$298,186
Effect of exchange rate on cash	$379,477	$962,287
Net decrease in cash equivalents	$(3,854,421)	$(9,452,960)

Net cash flow provided by operating activities was $17,310,348 for the 2012 period as compared to $20,703,946 for the 2011 period, a decrease of $3,393,598.

•	Net cash flow provided by operating activities for the 2012 period was mainly due to:
•
net income of $17,999,366 adjusted for the add back (reduction) of non-cash items such as depreciation of $1,035,306, the amortization of land use rights of $950,106, deferred income taxes of $32,315 and a reduction in inventory reserve of $(49,888), and

•	Changes in operating assets and liabilities consisting primarily of:
▪	a decrease in inventories of $6,788,897 attributable to the seasonality factors described above, and offset by
▪	a decrease in accounts payable of $3,308,380,
▪	a decrease in accrued expenses of $824,949,
▪	a decrease in other taxes payable of $605,141 due to the payment of VAT and other taxes due. and
▪	a decrease in income taxes payable of $4,489,414 due to the payment of income taxes due.

•	Net cash flow provided by operating activities for the 2011 period was mainly due to:
•
net income of $14,985,369 adjusted for the add back of non-cash items such as depreciation of $1,001,047, the amortization of land use rights of $453,854, stock-based compensation of $18,000, and deferred income taxes of $31,199, and

•	Changes in operating assets and liabilities primarily consisting of:
▪	a decrease in inventories of $12,448,477 attributable to the seasonality factors,
▪	a decrease in prepaid VAT on purchases of $451,588, and
▪	an increase in other taxes payable of $375,483,
offset by
▪	a decrease in accounts payable of $514,110,
▪	a decrease in accrued expenses of $602,869, and
▪	a decrease in income taxes payable of $7,893,083 due to the payment of 2010 and 2011 incomes taxes due.

Net cash flow used in investing activities was $21,737,065 for the 2012 period as compared to $31,417,379 for the 2011 period. During the 2012 period, we used cash of $21,737,065 for the acquisition of land use rights related to Laiyang pear orchards and we used cash of $31,365 for the acquisition of property and equipment. During the 2011 period, we used cash of $31,373,071 for the acquisition of land use rights related to our new facility and for Laiyang pear orchards. Additionally, during the 2011 period, we used cash towards the construction of our new manufacturing facility and for the purchase of property and equipment for our new production lines of $44,308.

Net cash flow provided by financing activities was $224,184 for the six months ended June 30, 2012 as compared to $298,186 for the six months ended June 30, 2011. During the six months ended June 30, 2012 and 2011, we received operating cash from our restricted cash held in escrow of $224,184 and $298,186, respectively.

We currently generate cash flow from our operating activities which we believe will be sufficient to sustain current level of operations for at least the next twelve months.

Contractual Obligations

The following tables summarize our contractual obligations as of June 30, 2012 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Equipment purchase payments due (1)	$2,965,000	$2,965,000	$-	$-	$-
Total Contractual Obligations:	$2,965,000	$2,965,000	$-	$-	$-

(1)	Represents amounts due for equipment acquired and installed at September 30, 2011 which is included in accounts payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINING SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.
Exhibit Number	Description
10.1*	Orchard Contracting and Transferring Contract – San Jia Wan Village
10.2*	Orchard Contracting and Transferring Contract – Xi Wu Long Village
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL DRAGON CORPORATION
Date: August 14, 2012	By: /s/ Zhide Jiang Zhide Jiang President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)
Date: August 14, 2012	By: /s/ Adam Wasserman Adam Wasserman Chief Financial Officer (Principal Financial Officer)