Form 10-Q
period 2012-09-30
Oriental Dragon Corp
filed 2012-11-09
CIK 1368196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  27,509,171 ordinary shares are issued and outstanding as of November 9, 2012.

ORIENTAL DRAGON CORPORATION
FORM 10-Q
September 30, 2012

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$67,567,272	$54,287,373
Cash - restricted	54,307	278,491
Accounts receivable, net	55,071	-
Inventories, net of reserve for obsolete inventory	4,497,859	14,404,724
Prepaid expenses and other	38,468	36,743
Deferred income taxes	64,503	64,178

Total Current Assets	72,277,480	69,071,509

PROPERTY AND EQUIPMENT, net	17,779,765	19,190,976

OTHER ASSETS:
Land use rights, net	67,653,694	47,233,084
Deferred income taxes - net of current portion	725,655	770,137

Total Assets	$158,436,594	$136,265,706

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$530,433	$3,766,785
Accrued expenses	468,388	1,212,067
Income taxes payable	2,980,245	5,154,135
VAT and other taxes payable	1,082,552	769,157

Total Current Liabilities	5,061,618	10,902,144

COMMITMENT

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized,
none issued and outstanding at September 30, 2012 and December 31, 2011)	-	-
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,509,171 and 27,509,171
shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	27,509	27,509
Additional paid-in capital	16,385,297	16,385,297
Retained earnings	120,300,433	94,250,679
Statutory and non-statutory reserves	7,104,272	5,738,192
Accumulated other comprehensive income - cumulative foreign currency translation adjustment	9,557,465	8,961,885

Total Shareholders' Equity	153,374,976	125,363,562

Total Liabilities and Shareholders' Equity	$158,436,594	$136,265,706

See notes to unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

NET REVENUES	$33,601,283	$16,638,556	$107,160,000	$79,000,305

COST OF REVENUES	20,068,000	11,445,769	67,671,264	52,278,410

GROSS PROFIT	13,533,283	5,192,787	39,488,736	26,721,895

OPERATING EXPENSES:
Selling	130,828	101,322	376,607	345,951
Research and development	-	231,873	-	384,781
General and administrative	895,816	760,401	2,709,799	1,988,128

Total Operating Expenses	1,026,644	1,093,596	3,086,406	2,718,860

INCOME FROM OPERATIONS	12,506,639	4,099,191	36,402,330	24,003,035

OTHER INCOME (EXPENSE):
Interest income	49,120	52,501	217,119	183,441
Loss from foreign currency	-	(33)	-	(4,803)

Total Other Income (Expense)	49,120	52,468	217,119	178,638

INCOME BEFORE PROVISION FOR INCOME TAXES	12,555,759	4,151,659	36,619,449	24,181,673

PROVISION FOR INCOME TAXES:
	(3,123,164)	(1,036,027)	(9,155,173)	(6,049,473)
Deferred	(16,127)	(15,907)	(48,442)	(47,106)

Total Provision for Income Taxes	(3,139,291)	(1,051,934)	(9,203,615)	(6,096,579)

NET INCOME	$9,416,468	$3,099,725	$27,415,834	$18,085,094

COMPREHENSIVE INCOME:
NET INCOME	$9,416,468	$3,099,725	$27,415,834	$18,085,094

OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain (loss)	(279,407)	1,062,490	595,580	3,229,805

COMPREHENSIVE INCOME	$9,137,061	$4,162,215	$28,011,414	$21,314,899

NET INCOME PER ORDINARY SHARE:
Basic	$0.34	$0.11	$1.00	$0.66
Diluted	$0.34	$0.11	$1.00	$0.66

WEIGHTED AVERAGE ORDINARY SHARES OUTSTANDING:
Basic	27,509,171	27,505,171	27,509,171	27,503,003
Diluted	27,509,171	27,505,171	27,509,171	27,503,003

See notes to unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,415,834	$18,085,094
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,552,347	1,511,109
Amortization of land use rights	1,514,794	830,483
Stock-based compensation	-	18,000
Deferred income taxes	48,442	47,106
Inventory reserve	(49,858)	-
Changes in assets and liabilities:
Accounts receivable	(55,146)	-
Inventories	10,043,009	12,629,967
Prepaid and other current assets	(1,551)	(179,712)
Prepaid VAT on purchases	-	454,556
Accounts payable	(3,259,267)	(501,760)
Accrued expenses	(750,816)	(292,320)
Other taxes payable	309,921	554,471
Income taxes payable	(2,202,919)	(7,714,403)

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,564,790	25,442,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of land use rights	(21,723,647)	(31,579,257)
Purchase of property and equipment	(42,038)	(118,523)

NET CASH USED IN INVESTING ACTIVITIES	(21,765,685)	(31,697,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash - restricted	224,184	336,653

NET CASH PROVIDED BY FINANCING ACTIVITIES	224,184	336,653

EFFECT OF EXCHANGE RATE ON CASH	256,610	1,510,686

NET INCREASE (DECREASE) IN CASH	13,279,899	(4,407,850)

CASH - beginning of year	54,287,373	47,670,666

CASH - end of period	$67,567,272	$43,262,816

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$11,358,092	$13,763,876

See notes to unaudited consolidated financial statements.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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
September 30, 2012

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
September 30, 2012

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

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates for the nine months ended September 30, 2012 and 2011 include the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, and the valuation of stock-based compensation.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

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

Cash – restricted

At September 30, 2012 and December 31, 2011, restricted cash consisted of cash deposits held with Company counsel.

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
September 30, 2012

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

At September 30, 2012 and December 31, 2011, the Company’s cash balances by geographic area were as follows:

	September 30, 2012		December 31, 2011
Country:
China	$67,567,272	100.0%	$54,287,373	100.0%
Total cash and cash equivalents	$67,567,272	100.0%	$54,287,373	100.0%

Accounts receivable

At September 30, 2012, outstanding accounts receivables amounted to $55,071 and $0 at December 31, 2011, there were no outstanding accounts receivable.   The Company, when necessary, maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. A significant portion of the Company's sales are collected immediately upon the delivery of the product to the customer since the demand for its products exceeds its current supply.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $50,305 and $99,592 at September 30, 2012 and December 31, 2011, respectively. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation, and storage fees.

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
September 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company did not record any impairment charges for the nine months ended September 30, 2012 and 2011.

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2012 and December 31, 2011, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $51,858 and $36,521 for the nine months ended September 30, 2012 and 2011, respectively.

Employee benefits

The Company’s operations and employees are all located in the PRC.  The Company makes mandatory contributions to the PRC government’s health, retirement benefit and unemployment funds in accordance with the relevant Chinese social security laws. For the nine months ended September 30, 2012 and 2011, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $158,262 and $126,498, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statements of income. For the nine months ended September 30, 2012 and 2011, the Company did not incur advertising expense.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and development

Research and development costs are expensed as incurred. For the nine months ended September 30, 2012 and 2011, research and development costs amounted to $0 and $384,781, respectively.

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

Asset and liability accounts at September 30, 2012 and December 31, 2011 were translated at 6.3265 RMB to $1.00 and at 6.3585 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2012 and 2011 were 6.318 RMB and 6.4972 RMB to $1.00, respectively.  Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the nine months ended September 30, 2012 and 2011 included net income and unrealized gains from foreign currency translation adjustments.

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
September 30, 2012

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$9,416,468	$3,099,725	$27,415,834	$18,085,094

Weighted average ordinary shares outstanding – basic	27,509,171	27,505,171	27,509,171	27,503,003
Effect of dilutive securities:
Warrants	-	-	-	-
Weighted average ordinary shares outstanding – diluted	27,509,171	27,505,171	27,509,171	27,503,003
Net income per ordinary share - basic	$0.34	$0.11	$1.00	$0.66
Net income per ordinary share - diluted	$0.34	$0.11	$1.00	$0.66

The Company's aggregate common stock equivalents at September 30, 2012 and December 31, 2011 include the following:

	September 30, 2012	December 31, 2011
Warrants	3,402,212	3,402,212
Total	3,402,212	3,402,212

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 2 - INVENTORIES

At September 30, 2012 and December 31, inventories consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials	$541,760	$112,285
Work in process	187,751	-
Finished goods	3,818,653	14,392,031
	4,548,164	14,504,316
Less: reserve for obsolete inventory	(50,305)	(99,592)
	$4,497,859	$14,404,724

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	Useful Life	September 30, 2012	December 31, 2011
Office equipment and furniture	10 Years	$144,465	$135,117
Manufacturing equipment	10 Years	16,446,521	16,358,911
Vehicles	10 Years	145,562	144,830
Construction in progress	-	839,423	806,890
Building and building improvements	10-20 Years	10,128,439	10,077,467
		27,704,410	27,523,215
Less: accumulated depreciation		(9,924,645)	(8,332,239)
		$17,779,765	$19,190,976

For the nine months ended September 30, 2012 and 2011, depreciation expense amounted to $1,552,347 and $1,511,109, of which $1,359,521 and $1,324,673 is included in inventories and cost of revenues, and $192,826 and $186,436 is included in general and administrative expenses, respectively.

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

Land containing Laiyang Pear orchards will be used to supply pears to the Company for production.  The Company amortizes these land use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of revenues. For the nine months ended September 30, 2012 and 2011, amortization of land use rights amounted to $1,514,794 and $830,483, of which $417,785 and $406,262 is included in inventories and cost of revenues, and $1,097,009 and $424,221 is included in general and administrative expenses, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 4 – LAND USE RIGHTS (continued)

At September 30, 2012 and December 31, 2011, land use rights consisted of the following:

	Useful Life	September 30, 2012	December 31, 2011
Land use rights	30 - 50 years	$72,614,071	$50,663,351
Less: accumulated amortization		(4,960,377)	(3,430,267)
		$67,653,694	$47,233,084

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending September 30:
2013	$2,258,062
2014	2,258,062
2015	2,258,062
2016	2,258,062
2017	2,258,062
Thereafter	56,363,384
$67,653,694

NOTE 5 – ACCRUED EXPENSES

At September 30, 2012 and December 31, 2011, accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011
Accrued payroll and employees benefit	$350,427	$1,094,414
Other	117,961	117,653
	$468,388	$1,212,067

NOTE 6 – SHAREHOLDERS’ EQUITY

Warrants

Warrant activity for the nine months ended September 30, 2012 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	3,402,212	$6.00
Granted	-	-
Exercised	-	-
Balance at September 30, 2012	3,402,212	$6.00	2.07	-
Warrants exercisable at September 30, 2012	3,402,212	$6.00	2.07	-

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 7 – MAJOR CUSTOMERS

For the nine months ended September 30, 2012 and 2011, 16 and 14 customers accounted for 100.0% of the Company’s revenues, respectively.  The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues for the nine months ended September 30, 2012 and 2011 as follows:

	Percentage of total revenues
Customer	2012	2011
1	13.7%	17.6%
2	8.4%	10.0%
3	8.3%	10.3%
4	9.5%	10.4%
5	13.4%	-

NOTE 8 – STATUTORY AND NON-STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. For the nine months ended September 30, 2012, statutory reserve activity is as follows:

	Statutory	Non-Statutory	Total
Balance – December 31, 2011	$2,481,741	$3,256,451	$5,738,192
Addition to reserves	1,366,080	-	1,366,080
Balance – September 30, 2012	$3,847,821	$3,256,451	$7,104,272

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
September 30, 2012

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

ORIENTAL DRAGON CORPORATION CONSOLIDATED PARENT COMPANY BALANCE SHEETS

	As of
	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$94,881	$95,410
Cash – restricted	54,307	278,491
Prepaid expenses and other	2,000	2,000
Total Current Assets	151,188	375,901
Investments in subsidiaries at equity	153,281,053	125,080,687
Total Assets	$153,432,241	$125,456,588

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$57,265	$93,026
Total Current Liabilities	57,265	93,026

Shareholders' equity:
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,509,171 and 27,509,171 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	27,509	27,509
Additional paid-in capital	16,385,297	16,385,297
Statutory reserve	7,104,272	5,738,192
Retained earnings	120,300,433	94,250,679
Accumulated other comprehensive income	9,557,465	8,961,885
Total Shareholders' Equity	153,374,976	125,363,562
Total Liabilities and Shareholders' Equity	$153,432,241	$125,456,588

ORIENTAL DRAGON CORPORATION CONSOLIDATED PARENT COMPANY STATEMENTS OF INCOME

	For the Nine Months Ended September 30,
	2012	2011
REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative	188,952	204,624
Total Operating Expenses	188,952	204,624

LOSS FROM OPERATIONS	(188,952)	(204,624)

LOSS ATTRIBUTABLE TO PARENT ONLY	(188,952)	(204,624)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	27,604,786	18,289,736

NET INCOME	$27,415,834	$18,085,094

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 9 – RESTRICTED NET ASSETS (Continued)

ORIENTAL DRAGON CORPORATION CONSOLIDATED PARENT COMPANY STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,415,834	$18,085,094
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in earnings of subsidiary and VIE	(27,604,786)	(18,289,736)
Stock-based compensation	-	18,000
Changes in assets and liabilities:
Prepaid expenses	-	(47,500)
Accounts payable	(35,761)	(103,090)
NET CASH USED IN OPERATING ACTIVITIES	(224,713)	(337,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment payments to subsidiaries	-	(900,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(900,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash – restricted	224,184	336,653
NET CASH PROVIDED BY FINANCING ACTIVITIES	224,184	336,653

NET DECREASE IN CASH	(529)	(900,579)
CASH - beginning of period	95,410	996,143
CASH - end of period	$94,881	$95,564

NOTE 10 – SEGMENT REPORTING

For the nine months ended September 30, 2012 and 2011, the Company operated in two reportable business segments - (1) the manufacture and sale of Laiyang pear and other juice concentrate and puree segment (the Juice Concentrate and Puree Segment”) and (2) the manufacture of sale of bio-animal feed segment. The Company's reportable segments are strategic business units that offer different products. The Company does not manage these segments separately and the manufacture of bio-animal feed in dependent of the waste generated from the manufacture of Laiyang pear juice concentrate.  All of the Company’s operations are conducted in the PRC.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 10 – SEGMENT REPORTING (continued)

Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Juice concentrate and puree segment	$32,017,557	$15,858,368	$101,176,103	$75,674,196
Bio animal feed segment	1,583,726	780,188	5,983,897	3,326,109
	33,601,283	16,638,556	107,160,000	79,000,305
Gross profit:
Juice concentrate and puree segment	12,305,394	4,617,688	34,738,231	24,084,125
Bio animal feed segment	1,227,889	575,099	4,750,505	2,637,770
	$13,533,283	$5,192,787	$39,488,736	$26,721,895

Identifiable long-lived tangible assets at September 30, 2012 and December 31, 2011 by geographical location:

China	$17,779,765	$19,190,976
United States	-	-
	$17,779,765	$19,190,976

Identifiable long lived asset related to the bio animal feed segment is less than 10% of total consolidated identifiable long-lived assets.

The Company does not allocate any general and administrative expenses of to its reportable segments because these activities are managed at a corporate level.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of the Company for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with the financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2012. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Included in property and equipment is construction-in-progress which consists of costs associated with uncompleted factory improvements and deposits on machinery pending installation, and any interest charges arising from borrowings used to finance these assets during the period of installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

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

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the nine months ended September 30, 2012 and 2011 included net income and unrealized gains (losses) from foreign currency translation adjustments.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
NET REVENUES	$33,601,283	$16,638,556	$107,160,000	$79,000,305
COST OF REVENUES	20,068,000	11,445,769	67,671,264	52,278,410
GROSS PROFIT	13,533,283	5,192,787	39,488,736	26,721,895
OPERATING EXPENSES:
Selling	130,828	101,322	376,607	345,951
Research and development	-	231,873	-	384,781
General and administrative	895,816	760,401	2,709,799	1,988,128
Total Operating Expenses	1,026,644	1,093,596	3,086,406	2,718,860
INCOME FROM OPERATIONS	12,506,639	4,099,191	36,402,330	24,003,035
OTHER INCOME (EXPENSE):
Interest income	49,120	52,501	217,119	183,441
Loss from foreign currency	-	(33)	-	(4,803)
Total Other Income (Expense)	49,120	52,468	217,119	178,638
INCOME BEFORE PROVISION FOR INCOME TAXES	12,555,759	4,151,659	36,619,449	24,181,673
PROVISION FOR INCOME TAXES:
Current	(3,123,164)	(1,036,027)	(9,155,173)	(6,049,473)
Deferred	(16,127)	(15,907)	(48,442)	(47,106)
Total Provision for Income Taxes	(3,139,291)	(1,051,934)	(9,203,615)	(6,096,579)
NET INCOME	$9,416,468	$3,099,725	$27,415,834	$18,085,094
COMPREHENSIVE INCOME:
NET INCOME	$9,416,468	$3,099,725	$27,415,834	$18,085,094
Other Comprehensive Income (Loss):
Unrealized foreign currency translation gain (loss)	(279,407)	1,062,490	595,580	3,229,805
COMPREHENSIVE INCOME	$9,137,061	$4,162,215	$28,011,414	$21,314,899

Results of Operations for the Three and Nine Months ended September 30, 2012 Compared to the Three and Nine Months ended September 30, 2011

Revenues. For the nine months ended September 30, 2012, we had net revenues of $107,160,000 as compared to net revenues of $79,000,305 for the nine months ended September 30, 2011, an increase of 35.6%. For the three months ended September 30, 2012, we had net revenues of $33,604,283, as compared to net revenues of $16,638,556 for the three months ended September 30, 2011, an increase of 101.9%. Revenue and changes for each product line was summarized as follows:

		Nine Months Ended September 30,
		2012	2011	Increase	Percentage Change
Laiyang Pear juice concentrate	(1)	$79,111,467	$61,756,346	$17,355,121	28.1%
Strawberry juice concentrate and puree	(2)	22,064,636	13,917,850	8,146,786	58.5%
Bio animal feed	(3)	5,983,897	3,326,109	2,657,788	79.9%
Total net revenues		$107,160,000	$79,000,305	$28,159,695	35.6%

		Three Months Ended September 30,
		2012	2011	Increase	Percentage Change
Laiyang Pear juice concentrate	(1)	$17,397,933	$9,128,479	$8,269,454	90.6%
Strawberry juice concentrate and puree	(2)	14,619,624	6,729,889	7,889,735	117.2%
Bio animal feed	(3)	1,583,726	780,188	803,538	103.0%
Total net revenues		$33,601,283	$16,638,556	$16,962,727	101.9%

(1)
During the three and nine months ended September 30, 2012, we continued to see strong demand for our Laiyang Pear juice concentrate products. Laiyang Pear as a trademark has been registered by an entity affiliated with the Laiyang city government, and we have been granted a license to use this trademark through 2038. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate for a period of 30 years. Pursuant to this government letter, during this period, no other producer will be permitted to enter into the Laiyang Pear juice concentrate business.

During the nine months ended September 30, 2012, our revenues from Laiyang Pear juice concentrate increased by 28.1% as compared to the nine months ended September 30, 2011 with the Laiyang Pear juice concentrate increased revenue attributable to an increase in volume with no change in our selling price. During the nine months ended September 30, 2012, we sold 29,990 metric tons (“MT”) of Laiyang pear juice concentrate as compared to 24,075 MT in the nine months ended September 30, 2011, an increase of 24.6%.

During the three months ended September 30, 2012, our revenues from Laiyang Pear juice concentrate increased by 90.6% as compared to the three months ended September 30, 2011 with the Laiyang Pear juice concentrate decreased revenue attributable to the lack of inventory of Laiyang pear juice concentrate available for sale during the three months ended June 30, 2012. During the three months ended September 30, 2012, we sold 6,609 metric tons (“MT”) of Laiyang pear juice concentrate as compared to 3,424 MT in the three months ended September 30, 2011, an increase of 93.0%.

Overall, we increased sales of our Laiyang Pear juice concentrate products due to increasing market demands from the use of Laiyang Pear juice concentrate in juice and beverage products and pharmaceutical and health supplement products in which Laiyang Pear juice concentrate is used for its nutritional content and our ability to increase production capacity due to the addition of a juice concentrate production line in September 2010.  Our business is highly seasonal, reflecting the harvest season of our primary source fruits, the Laiyang Pear, during the months from September through the following February.  We produce fruit juice concentrate and store it in cold storage until it is sold.  Typically, a substantial portion of our revenues are earned during our first, third and fourth quarters. We generally experience lower revenues during our second quarter.  Our inventory levels increase during the third and fourth quarter of the year and decrease substantially in the first quarter of the year. Generally we sell the remaining inventory balances during the first or second quarter of the year.  We have not experienced a shortfall in working capital during our production period and we have sufficient working capital on hand to secure our raw materials. If we experience a bad harvest season due to weather or other situation that we cannot control, we would have a shortage of primary raw material and we would experience a substantial decrease in our revenues. Currently, there are no known trends or uncertainties that may have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

(2)
The production of strawberry juice concentrate and puree that we produce is dependent upon the season and production requirements of our Laiyang Pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce and sell strawberry juice concentrates and puree when we are not producing Laiyang Pear juice concentrate. For the three and nine months ended September 30, 2012, we had an increase in revenues from the sale of strawberry juice concentrate and puree of $7,889,735, and $8,146,786, respectively, as compared the comparable 2011 periods.  The increase was primarily attributable increase in the sale of strawberry puree during the third quarter of 2012 as compared to the 2011 comparable period. This increase was attributable to an increase in volume sold of 89% and an increase in selling price of 12%.

(3)
The manufacture of bio-animal feed began in 2010 and is dependent on the waste generated from the manufacture of Laiyang pear juice concentrate. During the 2012 period, we produced more Laiyang pear juice concentrate as compared to the 2012 period and according were able to produce more animal bio feed. Currently, we sell our bio-animal feed is sold to 2 customers who have purchased all of the bio-animal feed produced.  For the three and nine months ended September 30, 2012, we had an increase in revenues from the sale of bio-animal feed of $803,538 and $2,657,788, respectively, as compared the comparable 2011 periods.  This increase was attributable to an increase in volume sold of 75% with no increase in the selling price.

Cost of revenues. Cost of revenues increased by $15,392,854, or 29.4%, from $52,278,410 for the nine months ended September 30, 2011 to $67,671,264 for the nine months ended September 30, 2012. Cost of revenues increased by $8,622,231, or 75.3%, from $11,445,769 for the three months ended September 30, 2011 to $20,068,000 for the three months ended September 30, 2012. These increases are attributable to the increase in our net revenues.

Gross profit and gross margin. Our gross profit was $39,488,736 for the nine months ended September 30, 2012 as compared to $26,721,895 for the nine months ended September 30, 2011 representing gross margins of 36.8% and 33.8%, respectively. Our gross profit was $13,533,283 for the three months ended September 30, 2012 as compared to $5,192,787 for the three months ended September 30, 2011 representing gross margins of 40.3% and 31.2%, respectively.

Gross margin percentages by product line are as follows:

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011
Laiyang Pear juice concentrate	29.3%	29.5%	31.0%	31.7%
Strawberry juice concentrate and puree	49.3%	28.5%	46.4%	32.3%
Bio animal feed	77.5%	73.6%	79.4%	79.3%
Overall gross profit %	40.3%	31.2%	36.8%	33.8%

●
For the three and nine months ended September 30, 2012, the decrease in gross margin percentages related to Laiyang Pear juice concentrate as compared to the three and nine months ended September 30, 2011, was attributed to a slight increase in raw materials costs.

●
For the three and nine months ended September 30, 2012, the increase in gross margin percentages related to strawberry juice concentrate and puree as compared to the three and nine months ended September 30, 2011, was attributed to the 2012 increase in the sale price and volume from the sale of strawberry puree for which we recognize a higher gross margin as compared to the sale of strawberry juice concentrate.

●
Gross margin percentages related to the sale of bio animal feed was ranged from 73.6% to 79.4% for the periods presented. We began producing and selling bio animal feed in the fourth quarter of 2010. We are able to recognize a high gross margin from the sale of bio animal feed.  We use waste from the production of Laiyang Pear juice concentrate as our main raw material in the production of the bio animal feed. The production of bio animal feed is dependent on the production of waste from the production of Laiyang Pear juice concentrate.

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

Selling expenses. Selling expenses, which includes sales related compensation and related benefits, shipping and handling costs and other selling costs, were $376,607for the nine months ended September 30, 2012 as compared to $345,951 for the nine months ended September 30, 2011, an increase of $30,656 or 8.9%.  Selling expenses were $130,828 for the three months ended September 30, 2012 as compared to $101,322 for the three months ended September 30, 2011, an increase of $29,506 or 29.1%.  These increases were primarily attributable to an increase in sales commission expense.

Research and development expenses. For the three and nine months ended September 30, 2011, research and development expenses amounted to $231,873 and $384,781. We did not incur research and development expenses during the 2012 periods.  On March 1, 2010, we entered into a cooperative R&D contract with the Preclinical Medicine Research Laboratory of Shandong Medicine Academy to develop the applications of immunoregulation and antitumor effects of Laiyang Pear juice concentrate. This R&D project we completed in 2011.  In future periods, we expect research and development expenses to fluctuate depending on the nature, timing and costs of third party research and development contracts.

General and administrative expenses. General and administrative expenses amounted to $2,709,799 for the nine months ended September 30, 2012, as compared to $1,988,128 for the nine months ended September 30, 2011, an increase of $721,671 or 36.3%. General and administrative expenses amounted to $895,816 for the three months ended September 30, 2012, as compared to $760,401 for the three months ended September 30, 2011, an increase of $135,415 or 17.8%. General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Compensation and related benefits	$160,007	$186,884	$510,861	$557,449
Professional fees	34,710	39,366	148,674	185,921
Depreciation	62,744	63,076	192,826	186,436
Amortization of land use rights	425,599	239,440	1,097,009	424,221
Other	212,756	231,635	760,429	634,101
Total	$895,816	$760,401	$2,709,799	$1,988,128

●	For the nine months ended September 30, 2012, compensation and related benefits decreased due to the reduction of office staff and a decrease in director’s fees.

●
Professional fees consisting of legal fees, accounting fees, internal control consulting services and other fees associated with being a public company.  For the nine months ended September 30, 2012, professional fees decrease by $37,247 or 20.0% as compared to the nine months ended September 30, 2011 and was attributable to a decrease in fees incurred in connection with internal control procedures approximately $40,000 and a decrease in investor relations fees of $30,000 offset by an increase in legal fees of $36,000.  For the three months ended September 30, 2012, professional fees decrease by $4,656 or 11.8% as compared to the three months ended September 30, 2011.

●
During the three and nine months ended September 30, 2012, amortization of land use rights increased by $186,159 and $672,788 as compared to the three and nine months ended September 30, 2011, respectively. The increase was attributable to the amortization of land use rights acquired in June 2011 and April 2012 relating to new Laiyang Pear orchards. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of sales.

●
Other general and administrative expenses which consist of entertainment, utilities, office maintenance, travel expenses, pension, miscellaneous taxes, office supplies, filing fees and telephone. During the nine months ended September 30, 2012, other general and administrative expenses increased by $126,328 or 19.9% as compared to the nine months ended September 30, 2011. The increase was primarily attributable to an increase in pension contributions of $32,000 and an increase in non-capitalized maintenance expenses of approximately $72,000.  During the three months ended September 30, 2012, other general and administrative expenses increased by $135,415 or 17.8% as compared to the three months ended September 30, 2011.

Income from operations. For the nine months ended September 30, 2012, income from operations was $36,402,330, as compared to $24,003,035 for the nine months ended September 30, 2011, an increase of $12,399,295 or 51.7%. For the three months ended September 30, 2012, income from operations was $12,506,639, as compared to $4,099,191 for the three months ended September 30, 2011, an increase of $8,407,448 or 205.1%.

Other income (expenses). For the nine months ended September 30, 2012, other income amounted to $217,119 as compared to $178,638 for the nine months ended September 30, 2011, an increase of $38,481 or 21.5%. For the three months ended September 30, 2012, other income amounted to $49,120 as compared to $52,468 for the three months ended September 30, 2011, a decrease of $3,348 or 6.4%.   The decrease was primarily attributable to the following:

●
For the nine months ended September 30, 2012, interest income increased by $33,678 or 18.4% as compared to the nine months ended September 30, 2011. For the three months ended September 30, 2012, interest income decreased by $3,381 or 6.4% as compared to the three months ended September 30, 2011, and related to an increase (decrease) in funds in interest bearing accounts.

Income tax expense. Income tax expense increased by $3,107,036, or 51.0%, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 which was attributed to an increase in taxable income. Income tax expense increased by $2,087,357, or 198.4%, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 which was attributed to an increase in taxable income.

Net income. As a result of the factors described above, our net income for the nine months ended September 30, 2012 was $27,415,834, or $1.00 per ordinary share (basic and diluted). For the nine months ended September 30, 2011, we had net income of $18,085,094, or $0.66 per ordinary share (basic and diluted). Our net income for the three months ended September 30, 2012 was $9,416,468, or $0.34 per ordinary share (basic and diluted). For the three months ended September 30, 2011, we had net income of $3,099,725, or $0.11 per ordinary share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $595,580 for the nine months ended September 30, 2012 as compared to $3,229,805 for the nine months ended September 30, 2011. We reported a foreign currency translation loss of $(279,407) for the three months ended September 30, 2012 as compared to a gain of $1,062,490 for the three months ended September 30, 2011. These non-cash gains (losses) had the effect of increasing (decreasing) our reported comprehensive income.

Comprehensive income. For the nine months ended September 30, 2012, comprehensive income of $28,011,414 is derived from the sum of our net income of $27,415,834 plus foreign currency translation gains of $595,580. For the nine months ended September 30, 2011, comprehensive income of $21,314,899 is derived from the sum of our net income of $18,085,094 plus foreign currency translation gains of $3,229,805. For the three months ended September 30, 2012, comprehensive income of $9,137,061 is derived from the sum of our net income of $9,416,468 less a foreign currency translation loss of $279,407. For the three months ended September 30, 2011, comprehensive income of $4,162,215 is derived from the sum of our net income of $3,099,725 plus foreign currency translation gains of $1,062,490.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, our balance of cash and cash equivalents was $67,567,272, as compared to $54,287,373 as of December 31, 2011. These funds were located in financial institutions located in China.

Our primary uses of cash have been for the construction of our new factory and warehouse facility, for the purchase of equipment for the new productions lines, and for the acquisition of land use rights underlying our new production and office facility and for Laiyang pear orchards. Additionally, we use cash for employee compensation, new product development and working capital. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance higher level of inventories,
●	Addition of administrative and sales personnel as the business grows,
●	Acquisitions of similar or complimentary businesses,
●	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
●	Development of new products in the bio-animal feed industry to complement our current products,
●	The cost of being a public company and the continued increase in costs due to governmental compliance activities, and
●	Capital expenditures to add production lines and cold storage facilities and for the acquisition of additional land use rights to harvest Laiyang pears.

Cash flows for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

Changes in our working capital position are summarized as follows:

	September 30,	December 31,
	2012	2011	Increase
Current assets	$72,277,480	$69,071,509	$3,205,971
Current liabilities	(5,061,618)	(10,902,144)	5,840,526
Working capital	$67,215,862	$58,169,365	$9,046,497

Our working capital increased by $9,046,497 to $67,215,862 at September 30, 2012 from working capital of $58,169,365 at December 31, 2011. This increase in working capital is primarily attributable to:

●	an increase in cash of $13,279,899 as described below,
●	a decrease in accounts payable of approximately $3,236,000 due to the payment of accounts payable,
●	a decrease in accrued expenses of approximately $744,000 due to the payment of accrued wages, and
●	a decrease in income taxes payable of approximately $2,174,000 due to the payment of income taxes due, and

Offset by:

●	an increase in VAT and other taxes payable of approximately $313,000.
●	a decrease in inventories of approximately $9,907,000 from the sale of substantially all of the 2011/2012 Laiyang pear inventory in the 2012 period.

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

Generally, we receive payment from our customers immediately upon delivery of our products. We have been able to collect our accounts receivable balances at or near the time of delivery. Accordingly, as of September 30, 2012 and December 31, 2011, we had no accounts receivable. In the future, we expect to continue to collect payments in advance of delivery.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$34,564,790	$25,442,591
Cash flows used in investing activities	$(21,765,685)	$(31,697,780)
Cash flows provided by financing activities	$224,184	$336,653
Effect of exchange rate on cash	$256,610	$1,510,686
Net increase (decrease) in cash equivalents	$13,279,899	$(4,407,850)

Net cash flow provided by operating activities was $34,564,790 for the 2012 period as compared to $25,442,591 for the 2011 period, an increase of $9,122,199.

●	Net cash flow provided by operating activities for the 2012 period was mainly due to:

●
net income of $27,415,834 adjusted for the add back (reduction) of non-cash items such as depreciation of $1,552,347, the amortization of land use rights of $1,514,794, deferred income taxes of $48,442 and a reduction in inventory reserve of $(49,858), and

●	Changes in operating assets and liabilities consisting primarily of:
■	a decrease in inventories of $10,043,009 attributable to the seasonality factors described above, and offset by
■	a decrease in accounts payable of $3,259,267,
■	a decrease in accrued expenses of $750,816, and
■	a decrease in income taxes payable of $2,202,919 due to the payment of income taxes due.

●	Net cash flow provided by operating activities for the 2011 period was mainly due to:
●
net income of $18,085,094 adjusted for the add back of non-cash items such as depreciation of $1,511,109, the amortization of land use rights of $830,483, stock-based compensation of $18,000, and deferred income taxes of $47,106, and

●	Changes in operating assets and liabilities primarily consisting of:
■	a decrease in inventories of $12,629,967 attributable to the seasonality factors,
■	a decrease in prepaid VAT on purchases of $454,556, and
■	an increase in other taxes payable of $554,471,
 offset by
■	an increase in prepaid and other current assets of $179,712,
■	a decrease in accounts payable of $501,760,
■	a decrease in accrued expenses of $292,320, and
■	a decrease in income taxes payable of $7,714,403 due to the payment of 2010 and 2011 incomes taxes due.

Net cash flow used in investing activities was $21,765,685 for the 2012 period as compared to $31,697,780 for the 2011 period. During the 2012 period, we used cash of $21,723,647 for the acquisition of land use rights related to Laiyang pear orchards and we used cash of $42,038 for the acquisition of property and equipment. During the 2011 period, we used cash of $31,579,257 for the acquisition of land use rights related to our new facility and for Laiyang pear orchards. Additionally, during the 2011 period, we used cash towards the construction of our new manufacturing facility and for the purchase of property and equipment for our new production lines of $118,523.

Net cash flow provided by financing activities was $224,184 for the nine months ended September 30, 2012 as compared to $336,653 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012 and 2011, we received operating cash from our restricted cash held in escrow of $224,184 and $336,653, respectively.

We currently generate cash flow from our operating activities which we believe will be sufficient to sustain current level of operations for at least the next twelve months.

Contractual Obligations

The following tables summarize our contractual obligations as of September 30, 2012 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations :
Equipment purchase payments due (1)	$2,959,000	$2,959,000	$-	$-	$-
Total Contractual Obligations:	$2,959,000	$2,959,000	$-	$-	$-

(1)	Represents amounts due for equipment acquired and installed at September 30, 2011 which is included in accounts payable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINING SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are furnished and not filed.
† Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL DRAGON CORPORATION

Date: November 9, 2012	By:	/s/ Zhide Jiang
Zhide Jiang
President, Chief Executive Officer
and Chairman of the Board of Directors
(Duly Authorized Officer and Principal
Executive Officer)

Date: November 9, 2012	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Principal Financial Officer)