Form 10-K
period 2012-12-31
Oriental Dragon Corp
filed 2013-04-01
CIK 1368196

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission file number: 000-52133

ORIENTAL DRAGON CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 1, 2013, there are 27,509,171 ordinary shares issued and outstanding.

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

Our products are mainly used as the functional ingredient in many pharmaceutical and health supplement products, representing a combined 89%, 89% and 89% of sales for the years ended December 31, 2012, 2011 and 2010, respectively.  The State Science and Technology Commission of China has certified that Laiyang Pear contains 46 kinds of nutritional benefits including organic acids, nicotinic acid, heteropolysaccharides, protocatechuic acid, polyphenols, carotene, vitamin B1, vitamin B2, vitamin C and varied minerals such as calcium, phosphorus and iron. Some of the popular applications of our pear concentrate by pharmaceutical and health supplement companies include Laiyang Pear linctus, Laiyang Pear cough lozenge, Laiyang Pear cough syrup, Laiyang Pear soup and Laiyang Pear paste.  Our products are sold primarily in Shandong, Guangdong, Liaoning and Jiangsu provinces via seven key distributors with the requisite transportation and cold-storage logistics ability. We (through our subsidiaries Shandong Longkang Juice Co., Ltd., a PRC limited liability company (“Longkang”) and Shandong MeKeFuBang Food Limited (the “WFOE” or “MeKeFuBang”)) are also the licensee of the “Laiyang Pear” trademark. The Laiyang Pear trademark is owned by an entity affiliated with the Laiyang city government in Shandong province, China.

In addition to the production and sale of Laiyang pear juice concentrate, we produce and supply strawberry juice concentrate, strawberry puree and bio animal feed.

Our Corporate History and Structure

We were incorporated with limited liability under the laws of Cayman Islands on March 10, 2006.  We are a holding company and conduct our operations through our wholly foreign owned enterprise in PRC, MeKeFuBang, and our contractually-controlled entity in the PRC named Longkang. Longkang was incorporated in Shandong province on November 22, 2004 and is owned by Zhide Jiang, our President, Chief Executive Officer and Chairman of the Board, and four other shareholders. When Longkang was incorporated, it had a registered capital of RMB 10 million and its name was Laiyang Tianfu Fruit Juice Co. (“Laiyang Tianfu Fruit Juice”).  In 2000, Shandong Tianfu Group, a state owned entity in China, formed a company named Laiyang Tianfu Guozhi Co. (“Tianfu Guozhi”).  We understand that the purpose of Tianfu Guozhi was to acquire Tianbao Beverage Co., Ltd. (“Tianbao Beverage”).  In 2000, Shandong Tianfu Group ceased negotiations with Tianbao Beverage because the parties had material disagreements regarding the assumption of liabilities and termination of employees. In 2004, Mr. Jiang resigned as legal representative of Shandong Tianfu Group, which he had served since 2000 (Mr. Jiang served as legal representative of Shandong Tianfu Group only on behalf of the government and had no equity ownership interest in Shandong Tianfu Group). Mr. Jiang and four other shareholders then formed Laiyang Tianfu Fruit Juice (now Longkang).  In December 2004, after negotiations Longkang purchased all of the assets and properties and assumed all the liabilities of Tianbao Beverage for RMB 100 million, or $12.5 million in cash. Prior to the acquisition, Longkang did not have any property or business operations. Longkang changed its name to its current name on January 14, 2008.

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

Under the Proud Glory Option Agreement, Mr. Jiang shall serve as managing director or other officer of Merit Times for at least three years; and in anticipation of Mr. Jiang’s continued contributions to the group including Merit Times, MeKeFuBang and Longkang, if the group meets certain thresholds of the revenue conditions set forth therein, Mr. Jiang shall have rights and options to be transferred up to 100% shares of Proud Glory Limited at a nominal price (the “Option”). In addition, the Proud Glory Option Agreement also provides that Mr. Tang shall not dispose any of the shares of Proud Glory Limited without Mr. Jiang’s consent.

Mr. Chee Fung Tang owns 10,000 shares, which represent 100% of the issued and outstanding shares of Proud Glory Limited (the “Option Shares”). Under the terms of the Proud Glory Option Agreement, the Option vested and became exercisable and Mr. Zhide Jiang has the right to receive the Option Shares upon exercise of the Option which were subject to the fulfillment of the following conditions which have been met:

●	34% of the Option Shares subject to the Option shall vest and become exercisable on the date of fulfillment of the 2009 revenue of a minimum of ¥6,000,000 RMB (equal to approximately $879,018);

●	33% of the Option Shares subject to the Option shall vest and become exercisable on the date of fulfillment of the 2010 revenue of a minimum of ¥20,000,000 RMB (equal to approximately $2,930,060); and

●	33% of the Option Shares subject to the Option shall vest and become exercisable on the date of fulfillment of the 2011 revenue of a minimum of ¥30,000,000 RMB (equal to approximately $4,395,090).

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

(1) Mr. Zhide Jiang is the Executive Director of Proud Glory Limited, which is our majority shareholder. Pursuant to the Proud Glory Option Agreement between Mr. Zhide Jiang and Mr. Chee Fung Tang, the record owner of Proud Glory Limited, Mr. Zhide Jiang has the right and opportunity to acquire up to 100% equity interest of Proud Glory Limited subject to certain contingencies as set forth therein. The Option is exercisable at an exercise price of $0.10 per share for a period of five years from the date of the Option. If Mr. Jiang exercises all his rights to acquire all equity interest of Proud Glory Limited from Mr. Tang, Mr. Jiang will indirectly hold 11,306,666 shares or 41.11% ownership interest of the Company through Proud Glory Limited, assuming the total outstanding shares of our company is unchanged.

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

Notwithstanding the above, Mr. Zhide Jiang is the beneficial owner of the shares held by Proud Glory Limited. As described above under the corporate structure, on August 5, 2009, Mr. Zhide Jiang entered into the Proud Glory Option Agreement with Mr. Chee Fung Tang, the record stockholder of Proud Glory Limited, pursuant to which Mr. Zhide Jiang shall have rights and options to acquire up to 100% shares of Proud Glory Limited at nominal price if he continues serving as chief executives of our affiliated companies for no less than three year period of time and if such companies meet certain thresholds of the revenue conditions.  The Option is exercisable at an exercise price of $0.10 per share for a period of five years from the date of the Option.

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

Our Laiyang Pear juice products are mainly used as the functional ingredient in many pharmaceutical and health supplement products, representing a combined 89%, 89% and 89% of sales for the years ended December 31, 2012, 2011 and 2010, respectively. The State Science and Technology Commission of China has certified that Laiyang Pear contains 46 kinds of nutritional benefits including organic acids, nicotinic acid, heteropolysaccharides, protocatechuic acid, polyphenols, carotene, vitamin B1, vitamin B2, vitamin C and varied minerals such as calcium, phosphorus and iron. Our products are sold primarily in Shandong, Guangdong, Liaoning and Jiangsu provinces via seven key distributors with the requisite transportation and cold-storage logistics ability. We (through our subsidiaries Longkang and MeKeFuBang) are also the licensee of the “Laiyang Pear” trademark, owned by an entity affiliated with the Laiyang city government in Shandong province, China.

Primarily, we engage in the processing, producing and distributing of Laiyang Pear fruit juice concentrate. In September 2010, we began producing and distributing bio animal feed using the waste produced by our juice concentrate business. During the third quarter of 2011, we started to produce and sell strawberry puree. We generate revenues mostly from the sale of Laiyang Pear juice concentrate. In 2012, 2011 and 2010, we also generated revenues from the sale of strawberry juice concentrate, strawberry juice puree and from the sale of our bio animal feed product. Our revenues for the year ended December 31, 2012 were $178.0 million, representing an increase of 30.0% from the year ended December 31, 2011 with revenues of $137.0 million. Our net income for the year ended December 31, 2012 was $46.0 million, representing an increase of 36.3% compared with our net income of $33.7 million for the year ended December 31, 2011. Our revenues for the year ended December 31, 2011 were $137.0 million, representing an increase of 29.8% from the year ended December 31, 2010 with revenues of $105.5 million. Our net income for the year ended December 31, 2011 was $33.7 million, representing an increase of 33.7% compared with our net income of $25.2 million for the year ended December 31, 2010.

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

We believe that improved living standards and growing household disposable income have led to greater health awareness among the population.  As people become more affluent, we believe that their spending on quality health and nutritional products, like our products, will increase.

Therefore, we anticipate that China’s fruit concentrate industry will continue to grow.

Products

We currently produce two types of fruit juice concentrate: Laiyang Pear and strawberry, with Laiyang Pear juice concentrate accounting for substantially all the overall sales volume and 80.1%, 82.1%, and 88.8% of total revenue for 2012, 2011 and 2010, respectively. Additionally, in 2012 and 2011, we produced and sold strawberry puree. We are the only producer of Laiyang Pear juice concentrate, which is known for its exceptional taste, nutritional and medical benefits; and applications in health supplement and pharmaceutical products and is mainly used in pharmaceutical and health supplement industries. Laiyang Pears enjoy a reputation in China rooted in long history for their exceptional taste and deemed nutritional benefits, including under the tenets of TCM. Laiyang Pears have been described in publications going back as long as the Compendium of Materia Medica, the first comprehensive pharmacopoeia of China, written 400 years ago. Due to the climate and environmental benefits in Laiyang city, the Laiyang Pear only grows in Laiyang City, Shandong Province, and has been doing so for over 1,600 years. We currently have three production lines for Laiyang Pear juice concentrate and puree with a combined production capacity of 48,000 MT, with a utilization rate of 99% during peak seasons and 70% on an annual average. The production season of Laiyang Pear juice concentrate is from September to next February each year.

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

Additionally, we have one production line that produces bio animal feed with a production capacity of 52,000 MT. We began selling bio animal feed in the fourth quarter of 2010, which is a byproduct of pear juice concentrate. For the years ended December 31, 2012, 2011 and 2010, revenues from the sale of bio animal feed amounted to $13.2 million, $10.5 million and $5.4 million representing 7.4%, 7.6% and 5.1% of our revenues, respectively.

Current product portfolio

Laiyang Pear and other juice concentrate

Laiyang Pear juice concentrate is the most significant source of our revenue. During the fiscal year of 2012, 2011 and 2010, Laiyang Pear juice concentrate represented 80.1%, 82.1%, and 88.8% of our revenues and substantially all juice concentrate revenue volume, respectively. In comparison, during the fiscal year of 2012, 2011 and 2010, strawberry juice concentrate and/or strawberry puree contributed 12.4%, 10.2% and 6.1% of our revenues, respectively.

Currently, strawberry juice concentrate and strawberry puree is primarily produced during the off-season for Laiyang Pear production. Prior to 2010, we also produced apple juice concentrate during the off-season for Laiyang pear juice concentrate. We did not produce any apple juice concentrate during 2012, 2011 and 2010 and do not plan on producing it in the future.

Laiyang Pear juice concentrate uses Laiyang Pear as its main raw material. We have imported equipment from United States and Europe to produce Laiyang Pear juice concentrate. The product maintains Laiyang Pear’s nutritional and medical benefits. Our products are mainly sold to health supplement, pharmaceutical and Chinese medicine, food and food/beverage industries. In 2012, the percentages of our products sold to such industries are 54%, 35%, 7% and 4%, respectively. In 2011, the percentages of our products sold to such industries are 54%, 35%, 7% and 4%, respectively. In 2010, the percentages of our products sold to such industries are 56%, 34%, 8% and 2%, respectively. Due to the climate and environmental benefits in Laiyang city, the Laiyang Pear only grows in Laiyang City, Shandong Province in China and has been doing so for over 1600 years.

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

Bio Animal Feed

During 2010, we completed the construction of one production line that produces bio animal feed with a production capacity of 52,000 MT. We began selling bio animal feed in the fourth quarter of 2010. For the years ended December 31, 2012, 2011 and 2010, revenues from the sale of bio animal feed amounted to $13.2 million, $10.5 million and $5.4 million representing 7.4%, 7.6% and 5.1% of our revenues, respectively.

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

In connection with the technology used to produce bio animal feed, Mr. Zhide Jiang, the Chief Executive Officer of Longkang, applied a patent with the State Intellectual Property Office of P.R.C. to protect our technology. Such technology and production method is owned by Mr. Jiang. The application was accepted by the State Intellectual Property Office authority on May 25, 2009 and was approved on May 2, 2012.  Mr. Jiang has authorized MeKeFuBang to use this patent for free within the term of the Patent which is 20 years from the patent application date. The patent number is ZL.200910015442.2.

Features of animal feed products:

We believe the main features of animal feed product are:

●
Low cost: While the normal feed price is approximately 2500RMB/MT, the price at which we can sell our bio-animal feed is approximately 1680RMB/MT.  In our production, we can utilize residue from Laiyang Pear juice concentrate production, therefore there is no incremental raw material cost for production.

●
High milk production: The protein content of our product will be 15% which is 5% higher than normal animal feed. Our research shows that the dairy cattle have higher milk production after taking the bio-feed product.

●	Reduced waste: The residue from production has historically needed to be disposed of as waste. By utilizing the waste to produce bio-feed, waste shall be reduced.
●	Improves dairy cattle’s immune system and disease resistance: Bio-feed can be used as feed attractant before and after weaning calves in order to support their immune system.

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

We intend to enter into new markets as follows:

Puree Products: Puree consumption is growing 10% per annum in China. In addition, about half of all fruit puree consumed in Japan is imported from China. The major customers in puree products are fruit distributors and baked goods companies. In 2012 and 2011, we produced and sold strawberry puree. We intend to produce and sell more puree products in the future according to the needs to the customers.

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

We are a party to two kinds of cooperative agreements: (i) a five year cooperative agreement with local farmers pursuant to which Longkang sends technical managers to these local farmers for technical guidance and follow-up service during the production process and (ii) a five year cooperative agreement with local farmers pursuant to which Longkang subcontracts the orchards to these farmers for 1,200 RMB or 1,600 RMB per mu (equal to approximately $1,055 per acre) each year. With respect to the first type of cooperative agreement, Longkang shall purchase all the qualified Laiyang Pear from contract farmers at the higher of (a) the minimum guarantee price of 750 RMB per ton (equal to approximately $110 per ton) or (b) the market price. If Longkang and the contract farmers have cooperated for more than 5 years, the unit price of the qualified raw fruits will increase approximately $34 per ton. In connection with the minimum guaranteed price paid to farmer at the time of the purchase, we do not have any other price guarantees to adjust the price of previously purchased pears.

We have also secured our supply of Laiyang Pear by acquiring land use rights to 128.8 acres of Laiyang Pear orchards in 2007, 371.8 acres of Laiyang Pear orchards in 2008, 511 acres of Laiyang Pear orchards in 2011, and 1,494 acres of Laiyang Pear orchards in 2012, with plans to acquire additional land use rights in the future to develop green-certified products. These supply arrangements provide us with advantages in terms of product quality, and stability and reliability of delivery.

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

The Laiyang Pear has a history of nearly 1,600 years of known production. The oldest Laiyang Pear tree is still producing the pears is more than 400 years old. The fields for growing Laiyang Pear total approximately 85,000 acres, and result in total production of approximately 1.6 million tons of Laiyang Pear. As of December 31, 2012, through cooperative agreements, we have the exclusive use of 15,088 acres of Laiyang pear plantations and we plan on developing an additional 4,117 acres each year pursuant to cooperative agreements with contract farmers. Longkang currently uses approximately 450,000 tons of Laiyang Pear which is approximately 31% of the total Laiyang Pear production. In 2009, the China Agriculture Ministry decided to develop 164,745 acres of Laiyang Pear plantations which will be managed for the Laiyang city government. The Laiyang city government will implement such order by developing 16,475 acres of Laiyang Pear plantation each year, among which Longkang will develop our own plantations amounting to approximately 3,295 acres each year, so as to ensure enough raw materials to increase capacity. Additionally, through December 31, 2012, we acquired land use rights for Laiyang pear plantation of 2,505.6 acres. We are confident that there will be enough raw materials to meet the increased capacity for our company.

Other main suppliers are Laiyang Yuandong Drum Co., Ltd, Laiyang Zhongxin Coal Sales Co., Ltd., Yingwei Yu, Zuwei Jiang, and Lijun Wang.

●
Laiyang Yuandong Drum Co., Ltd is located at Laiyang Economic Development Zone. It produces 800,000 iron drums every year, of which we need about 220,000 drums to package the juice concentrate products. The iron drums are produced in accordance with international standards and we have had no quality or supply problems with this company in the last few years.

●
Laiyang Zhongxin Coal Sales Co., Ltd. is located in Laiyang city and it supplies coal throughout the year. We signed a long term contract with Laiyang Zhongxin Coal Sales Co., Ltd. for approximately 30,000 tons of coal per year. There have been no quality problems with this company in the last few years.

●
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

Below are the summaries of our research projects during the years ended December 31, 2012, 2011 and 2010:

On March 1, 2010, we entered into a cooperative research and development contract with the Preclinical Medicine Research Laboratory of Shandong Medicine Academy to study the effects of Laiyang Pear juice concentrate. This project was completed in December 2011 at a total cost of the project of approximately $766,332.

Currently, we are not conducting any research and development activities.

Marketing, Sales & Distribution

Currently, our products are mainly sold in the PRC and our strawberry juice concentrate and puree is sold in the PRC are exported to Australia, and we mainly utilize distributors for the sale of our products. As of December 31, 2012, we have a total of  15 customers of which seven are distributors. Our distributors and customers pick up the products from our factory directly using refrigerated trucks.

We started direct sales in January 2010. Currently we have eight direct customers as end user of our products. We plan to sell more of our products through direct sales to pharmaceuticals and health supplement manufacturers in 2013. In our direct marketing efforts, we have collected information lists about potential end users who are mainly in the pharmaceutical or healthcare industry. We have contacted these potential end users to introduce our products, and send free samples upon request. Once we negotiate purchase terms and execute a contract with the customer, our factories will begin producing the product to the customer specifications. We intend to visit our major customers periodically to make sure that they are satisfied with our products and services.

Customer Concentration

Our customers are in the health supplement, pharmaceutical, fruit juice, and other food product industries in Shandong, Guangdong, Liaoning and Jiangsu provinces and Beijing City in the PRC and Australia. The following table indicates the geographic distribution in 2012, 2011 and 2010:

Location	2012	2011	2010
Shandong	68%	66%	62%
Guangdong	9%	13%	12%
Liaoning	9%	12%	12%
Jiangsu	9%	9%	14%
Beijing	5%	0%	0%
Australia	*	0%	0%

*  Less than 1%

Currently, we have 15 customers. Our customers and sales for fiscal 2012, 2011 and 2010 were as follows:

Customers	2012 (US)	2011 (US)	2010 (US)	Applied Market
Shandong Zhanhua Haohua Fruit Juice Co., Ltd.	$15,794,331	$14,702,906	$12,576,065	This customer uses juice concentrate as an ingredient in their own beverage products and also sells to pharmaceutical and health supplement producers.
Qingdao Dongxu Xinshen Trading Co.	19,320,940	16,695,706	16,330,722	This customer sells juice concentrate to Chinese medicine and juice beverage suppliers.
Yantai Jinyuan Food Co., Ltd.	17,624,295	15,156,314	13,235,970	This customer sells juice concentrate to pharmaceutical and healthy supplement manufacturers and also uses juice concentrate as a sweetener for their export products.
Xintai Hengxin Trading Co.	16,132,003	14,776,712	13,380,663	This customer sells juice concentrate to pharmaceutical and healthy supplement manufacturers, and to bakery, candy, fruit juice and other producers.
Guangzhou Huaqing Trading Co., Ltd.	15,630,215	12,592,822	12,934,415	This customer sells juice concentrate to pharmaceutical and healthy supplement manufacturers and to food additive, fruit juice and export companies.
Dandong Jinwang Trading Liminted	15,133,511	13,642,224	12,555,781	This customer distributes juice concentrate to pharmaceutical and health supplement manufacturers.
Dongtai Hongda Company	15,961,352	14,216,558	14,358,350	This customer distributes juice concentrate to pharmaceutical and health supplement manufacturers.
Beijing Yufulong Trading Co., Ltd	9,345,887	6,257,413	-	This customer sells our product to pharmaceutical and health supplement producers.
Bohai Pharmaceutical Group Co Ltd.	1,522,791	660,904	-	This customer uses our product to produce traditional Chinese medicine.
Shandong Yipintang Co., Ltd	13,818,406	4,803,849	-	This customer uses our product to produce health supplement producers.
Shandong Tai Yi Pharmaceutical Company	9,825,163	6,321,937	4,895,199	This customer uses our product to produce cough syrup.
Yantan Sanchuan Food Co., Ltd	14,389,460	6,716,971	-	This customer purchased strawberry puree.
Bronson and Jacobs Pty Ltd.	305,302	-	-	This customer purchased strawberry puree.
Laiyang Liuhe Animal Feed Co., Ltd.	6,727,555	5,272,633	2,566,616	This customer purchased our bio animal feed.
Qingdao Nestle Co., Ltd.	6,501,854	$5,201,165	$2,693,614	This customer purchased our bio animal feed.

Overall, in 2012, 54% of our products are sold to health supplement companies, 35% to Chinese medicine companies, 7% to fruit juice producers and 4% to food producers. In 2011, the percentages of our products sold to such industries are 54%, 35%, 7% and 4%, respectively. In 2010, the percentages of our products sold to such industries are 56%, 34%, 8% and 2%, respectively.

Pursuant to our sales contracts with the above customers, our Laiyang Pear juice concentrate was sold at approximately 16,667 RMB per metric ton in 2012, 2011 and 2010 (approximately $2,578 to $2,621 per metric ton based on respective year average foreign currency exchange rate) and primarily, we receive a payment when the products are delivered to the customers.

Growth Strategy

We are committed to enhancing profitability and cash flows through the following strategies:

●
Increase production capacity to meet market demands.    Our existing production lines have been running close to full capacity while the market demand for our existing products has increased.  We have an abundant supply of source fruits to support the expansion of our business. In September 2010, we added one new production line for the production of Laiyang Pear juice concentrate, one new production line for the production of bio animal feed (leftover material from production of concentrate that may be re-processed into low-cost, nutritious animal food). In the near future, we plan on adding additional production lines: one for the production of Laiyang Pear juice concentrate and one for the production of bio animal feed.

●
Further develop exclusively operated orchards to secure raw material supply. We believe that a secure supply of principal raw materials is crucial to our future success. Hence, we intend to further strengthen our existing cooperative relationship with existing local farmers and contract growers. In addition, we have exclusive land leases from the Laiyang city government and have grown our own orchards, to maintain the quality of the Laiyang Pear and to reduce raw material costs.

●
Further expand our distribution network to increase the prevalence of our products nationwide.   Our current sales depend heavily on our regional distributors and their network. We are undertaking direct sales for customers with annual assumption of 500 MTs or above of our products.  To support our rapid sales growth, we plan to expand our distribution network by adding new distributors in the next few years. In addition, we also plan to expand our customer base by developing new relationships with end users in markets we have not yet penetrated.

●
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

●
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

Competition

As compared to other pear juice concentrate products made in China, our product holds a special distinction not shared by the others—the reputation of the Laiyang Pear.  This distinction has its roots in a long, historical public perception in China that pears produced in the Laiyang region are a premium product due to their exceptional taste and deemed nutritional and medical benefits, including under the tenets of Traditional Chinese Medicine (TCM).  Our main product is Laiyang Pear juice concentrate and we face little direct competition due to the following reasons: (i) the fact that we are currently the only producer of Laiyang Pear juice concentrate ; (ii) Laiyang Pear only grows on both sides of Five Dragon River in Laiyang city due to unique climate and environmental factors; (iii) the Laiyang Pear trademark is a registered trademark of an entity affiliated with the Laiyang city government, and we (through our subsidiaries Longkang and MeKeFuBang) have been granted a license to use this trademark through 2038. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate for a period of 30 years; and (iv) no other producer can use the trademark or enter into the Laiyang Pear juice concentrate business until the exclusive rights held by the Company have expired. The “Laiyang Pear” trademark was registered with the Trademark Office of the State Administration of Industry and Commerce of the PRC on December 28, 1998 (Registration No.#1219975. Registrant: Laiyang Fruit Cultivation Technology and Instructing Station) and was approved as Famous Geographical Mark Product on September 23, 2009. Additionally, we are authorized under a trademark license agreement with the trademark owner to use the “Laiyang Pear” trademark. The risks associated with the Laiyang Pear trademark and our status as the sole producer of Laiyang Pear juice concentrate are disclosed under the risk factor section “If our land use rights or license of intellectual property is revoked, we would have no operational capabilities or ability to conduct our business.”

While there are no other producers of Laiyang Pear juice concentrate permitted to manufacture Laiyang Pear juice concentrate within the territory of Laiyang city, there are, however, third parties are able to produce Laiyang Pear juice concentrate beyond the city limits as well as use the Laiyang Pear trademark. In addition, a number of well-established companies produce other kinds of fruit concentrate that compete directly with our product offerings, and some of those competitors have significantly more financial and other resources than we possess. We anticipate that our competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics. Accordingly, we plan to continue our expansion into the puree market and expand our bio animal feed production to diversify the market risk to our current products.

Competitive Advantages

We believe that our success to date and potential for future growth can be attributed to a combination of our strengths, including the following:

●
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

●
Unique and established raw-material sourcing network. We are located in the temperate zone which has had the ideal climate condition for Laiyang Pear farming during the past 1,600 years. Laiyang Pears can only be grown along the sides of Five-dragon River in Laiyang due to the unique soil and water quality. Laiyang is also an ideal location for transporting to other parts of China, as well as for exporting overseas. It has traditionally been a major fruit production area and the key fruit farming and processing base for Chinese as well as international companies. We are strategically located nearby the Laiyang Pear plantation area. We have contractual interests in a pear plantation of 15,088 acres and self-owned pear plantation of 2,505 acres with total annual production of 274,000 tons of pears and additional acres to be developed each year pursuant to cooperative agreements with contract farmers and through rural land contracts with the local villagers’ collective economic organizations in the Laiyang area.  We expect that our available acreage for plantation will increase to 30,000 acres within the next three to five years.  In return for managing the plantations and deploying our technology pursuant to the cooperative agreements, we obtain the exclusive rights to purchase the products, thus allowing greater control over quality and price stability. We have traditionally secured approximately half of our supply needs through cooperative agreements with contract farmers and half through purchases in the open market.  In addition, we have rural land use rights agreements with the local villagers’ collective economic organizations in the Laiyang area and have started growing our own orchards with plans to expand in the future to develop green-certified products. These land use rights contracts all have thirty year terms and were executed in 2007, 2008, 2011 and 2012, for a price range from 1,121 RMB to 1,500 RMB per mu (equal to approximately $985 to $1,443 per acre). These supply chain arrangements provide us with advantages in terms of product quality, and stability and reliability of delivery. See “Our Business” for the details of the exclusive license and land leases from the Laiyang city government.

●
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

●
Exclusive Laiyang Pear juice concentrate producer within Laiyang City. We are currently the exclusive producer of Laiyang Pear juice concentrate in Laiyang City, and we enjoy a strong geographic advantage due to our proximity to the Laiyang Pear orchards. However, other producers of Laiyang Pear juice concentrate are able to produce the products beyond Laiyang City limits. We are not able to control and regulate the trademark’s use by any end customers and end users. The use of premium quality raw materials provides products made with our concentrate with the nutritional benefits of the Laiyang Pear. “Laiyang Pear” is a trademark that has been registered by an entity affiliated with the Laiyang city government, and we (through our subsidiaries Longkang and MeKeFuBang) have been granted a license to use this trademark through 2038. The “Laiyang Pear” trademark was registered with the Trademark Office of the State Administration of Industry and Commerce of the PRC on December 28, 1998 (Registration No. #1219975. Registrant: Laiyang Fruit Cultivation Technology and Instructing Station) and was approved as Famous Geographical Mark Product on September 23, 2009. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate within Laiyang City for a period of 30 years. Pursuant to this government letter, during this period no other producer will be permitted to enter into the Laiyang Pear juice concentrate business within Laiyang City. The risks associated with the Laiyang Pear trademark and our status as the sole producer of Laiyang Pear juice concentrate are disclosed on page 18 under the risk factor “If our land use rights or license of intellectual property is revoked, we would have no operational capabilities or ability to conduct our business.”

Intellectual Property

To date, we do not have any registered trademarks for our technologies. However, we rely on trade secret protection and confidentiality agreements to protect our proprietary information and know-how and have entered into non-disclosure agreements with certain of our key employees and executives to protect our trade secrets. In connection with the technology used to produce bio animal feed, Mr. Zhide Jiang, the Chief Executive Officer of Longkang, applied a patent application with the State Intellectual Property Office of the PRC to protect our technology. The patent number is ZL.200910015442.2. Such technology and production method is originally owned by Mr. Jiang. Mr. Jiang has authorized MeKeFuBang to use this patent for free within the term of the Patent which is 20 years from the patent application date.

The “Laiyang Pear” trademark is owned by the Laiyang Fruit Cultivation Technology and Instructing Station, an affiliate of the Laiyang city government. The “Laiyang Pear” trademark was registered with the China State Administration of Industry and Commerce on December 28, 1998 (Registration No. #1219975) and was approved as Famous Geographical Mark Product on September 23, 2009. In January 2008, we (through our subsidiaries Longkang and MeKeFuBang) were granted a license to use this trademark for a period of 30 years through 2038. However, the license only applies the production of Laiyang Pear juice concentrate within the Laiyang City limits. Third parties are able to produce Laiyang Pear juice concentrate beyond the city limits as well as use the Laiyang Pear trademark other than the production of Laiyang Pear juice concentrate. We are not able to control and regulate the trademark’s use by any end customers and end users.

Regulation

The food industry, of which fruit based products forms a part, is subject to extensive regulation in China. The following discussion summarizes the most significant PRC regulations governing our business in China.

Food Hygiene and Safety Laws and Regulations

As a producer of food products in China, we are subject to a number of PRC laws and regulations governing food safety and hygiene, including:

●	the PRC Food Safety Law;

●	the PRC Product Quality Law;

●	the PRC Food Hygiene Law;

●	the Implementation Rules for the PRC Food Safety Law;

●	the Implementation Rules on the Administration and Supervision of Quality and Safety in Food Producing and Processing Enterprises (trail implementation);

●	the Regulation on the Administration of Production Licenses for Industrial Products;

●	the General Measure on Food Quality Safety Market Access Examination;

●	the General Standards for the Labeling of Prepackaged Foods;

●	the Standardization Law;

●	the Regulation on Hygiene Administration of Food Additive;

●	the Regulation on Administration of Bar Code of Merchandise; and

●	the PRC Metrology Law.

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

Environmental Regulations

We are subject to various governmental regulations related to environmental protection. The major environmental regulations applicable to us include:

●	the Environmental Protection Law of the PRC;

●	the Law of PRC on the Prevention and Control of Water Pollution;

●	Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution;

●	the Law of PRC on the Prevention and Control of Air Pollution;

●	Implementation Rules of the Law of PRC on the Prevention and Control of Air Pollution;

●	the Law of PRC on the Prevention and Control of Solid Waste Pollution; and

●	the Law of PRC on the Prevention and Control of Noise Pollution.

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

Employees

As of the date hereof, we have approximately 303 employees consisting of approximately 61 full time staff and 242 seasonal employees.  During our peak harvesting and processing season which is from September to next February, we will hire as many as 242 seasonal employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with both our full time and seasonal employees.

Insurance

We do not have any business liability, interruption or litigation insurance coverage for our operations in China. Insurance companies in China offer limited business insurance products. While business interruption insurance is available to a limited extent in China, we have determined that the risks of interruption, cost of such insurance and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance.  Therefore, we are subject to business and product liability exposure.  See “Risk Factors – We do not presently maintain property and equipment insurance, and product liability insurance, which leaves us with exposure in the event of loss or damage to our properties or claims filed against us.”

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

WE DEPEND ON A CONCENTRATION OF CUSTOMERS, THE LOSS OF ONE OR MORE OF WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS AND REVENUES.

Our revenue is dependent, in large part, on significant orders from a limited number of customers. In 2012, we depended on 13 primary customers to purchase our juice concentrate products and two customers to purchase our bio animal feed product. In 2011, we depended on 12 primary customers to purchase our juice concentrate products and two customers to purchase our bio animal feed product. In 2010, we depended on eight primary customers to purchase our juice concentrate products and two customers to purchase our bio animal feed product.  In 2012, 2011 and 2010, 1, 6 and 7 customers accounted for more than 10% of our total revenues, respectively. Customer demand depends on a variety of factors including, but not limited to, our customers’ financial condition and general economic conditions. If our sales to any of our customers are reduced for any reason, such reduction may have a material adverse effect on our business, financial condition and results of operations.

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

OUR PLANS TO EXPAND OUR PRODUCTION AND TO IMPROVE AND UPGRADE OUR INTERNAL CONTROL AND MANAGEMENT SYSTEM WILL REQUIRE CAPITAL EXPENDITURES IN 2013 AND BEYOND.

Our plans to expand our production required capital expenditures in 2013 or 2014. Our existing production lines have been running at close to full capacity while the market demand for our existing products has increased.  We currently have three production lines for Laiyang Pear juice concentrate and puree with a combined production capacity of 48,000 MT, with a utilization rate of 99% during peak seasons and 70% on an annual average, and one production line for bio feed with a production capacity of 52,000 MT. In 2010, we completed the construction of a new manufacturing facility and office space and the new production lines were completed and tested in September 2010, and became fully operational in October 2010.  In additional to these two production lines added in 2010, we are planning to add one additional 26,000 MT production line for the fruit juice concentrate and puree and one additional 52,000 MT production line for bio animal feed using proceeds from operations and/or from proceeds of future financings.

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

WE DO NOT PRESENTLY MAINTAIN PRODUCT LIABILITY INSURANCE, NOR OUR PROPERTY AND EQUIPMENT INSURANCE, WHICH LEAVES US WITH FINANCIAL EXPOSURE IN THE EVENT OF LOSS OR DAMAGE TO OUR PROPERTIES OR CLAIMS FILED AGAINST US.

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

WE MAY EXPERIENCE MAJOR ACCIDENTS IN THE COURSE OF OUR OPERATIONS, WHICH MAY CAUSE SIGNIFICANT PROPERTY DAMAGE AND PERSONAL INJURIES.

We may experience major accidents in the course of our operations, which may cause significant property damage and personal injuries. Significant industry-related accidents and natural disasters may cause interruptions to various parts of our operations, or could result in property or environmental damage, increase in operating expenses or loss of revenue. We do not carry any insurance policy covering our capital assets. In accordance with customary practice in China, we do not carry any business interruption insurance or third party liability insurance for personal injury or environmental damage arising from accidents on our property or relating to our operations other than our automobiles. Losses or payments incurred may have a material adverse effect on our operating performance if such losses or payments are not fully insured.

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

OUR LIMITED OPERATING HISTORY MAY NOT SERVE AS AN ADEQUATE BASIS TO JUDGE OUR FUTURE PROSPECTS AND RESULTS OF OPERATIONS.

Our limited operating history in the fruit product industry may not provide a meaningful basis for evaluating our business. Longkang entered into the fruit product industry in November 2004. Although our revenues have grown rapidly since our inception, we cannot guaranty that we will maintain profitability or that we will not incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

●	obtain sufficient working capital to support our expansion;

●	maintain or protect our intellectual property;

●	maintain our proprietary technology;

●	expand our product offerings and maintain the high quality of our products;

●	manage our expanding operations and continue to fill customers’ orders on time;

●	maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

●	implement our product development, marketing, sales, and acquisition strategies and adapt and modify them as needed;

●	successfully integrate any future acquisitions; and

●
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

Zhide Jiang, our President, Chief Executive Officer and Chairman of the Board of Directors, beneficially owns approximately 41.1% of our issued and outstanding ordinary shares. On June 7, 2010, our shareholders approved the proposal of our board of directors to reduce the required quorum to one-third of the shares entitled to vote for future shareholder meetings. Therefore, Mr. Jiang is able to individually establish a quorum at any shareholder meeting and to control substantially all matters requiring approval by our shareholders, including the election of our directors and officers. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

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

Mr. Zhide Jiang is currently the President, Chief Executive Officer and Chairman of the Board of Directors of the Company. Mr. Jiang is also the Executive Director of Merit Times and the Executive Director of MeKeFuBang. Mr. Jiang is the Executive Director of Longkang. In addition, Mr. Jiang is the Executive Director of Proud Glory Limited, which is our majority shareholder and therefore exercises voting and dispositive control over the shares owned by Proud Glory. Pursuant to the Proud Glory Option Agreement between Mr. Jiang and Mr. Chee Fung Tang, the record owner of Proud Glory Limited, for a period of five years commencing on October 22, 2009, Mr. Jiang has the right to acquire up to 100% of the equity interests of Proud Glory Limited held by Mr. Tang, subject to certain contingencies as set forth therein.  Therefore, Mr. Jiang has a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. Mr. Jiang may also have the power to prevent or cause a change in control. In addition, without the consent of Mr. Jiang, we could be prevented from entering into transactions that could be beneficial to us. Therefore we cannot assure you that Mr. Jiang will always act in the best interest of the Company or its shareholders.

ADAM WASSERMAN, OUR CHIEF FINANCIAL OFFICER, DOES NOT DEDICATE 100% OF HIS TIME ON OUR BUSINESS.

Adam Wasserman, our Chief Financial Officer, provides services to us under an employment agreement, which permits him to provide services to other companies. Mr. Wasserman is chief executive officer of CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 60% of such businesses, respectively. All compensation paid to Mr. Wasserman is paid to CFO Oncall Asia, Inc. CFO Oncall provides chief financial officer services to various companies. Mr. Wasserman also serves as chief financial officer of Cleantech Solutions International, Inc. since December 2012, Apps Genius Corp since January 2010, Yew Bio-Pharm Group, Inc. since September 2011, Wally World Media, Inc. since November 2012, and Universal Tech Corp. since November 2012. Mr. Wasserman dedicates approximately 20% of his business time to our Company. In addition to Mr. Wasserman’s time, CFO Oncall has full-time dedicated, bilingual, professional employees that also assist Mr. Wasserman with our Company’s financial matters and communication needs.  Mr. Wasserman’s other projects may detract from the time he can spend on our business.

OUR ABILITY TO COMPETE COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR IF WE ARE SUED FOR INTELLECTUAL PROPERTY INFRINGEMENT.

In connection with the technology used to produce bio animal feed, Mr. Zhide Jiang, the Chief Executive Officer of Longkang, applied a patent application with the State Intellectual Property Office of the PRC to protect our technology. The patent number is ZL.200910015442.2. Such technology and production method is originally owned by Mr. Jiang. Mr. Jiang has authorized MeKeFuBang to use this patent for free within the term of the Patent which is 20 years from the patent application date. We believe that such patent and other proprietary rights are important to our success and our competitive position. We consider such patent to be among our most valuable assets. While we vigorously protect such patent against infringement, we cannot provide assurance that we will be able to secure patents protection for our intellectual property in the future or that protection will be adequate for future products. Further, we may be sued for patent infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.

Risks Relating to Our Corporate Structure

THE CONTRACTUAL AGREEMENTS THROUGH WHICH WE HAVE ESTABLISHED CONTROL OF LONGKANG MAY NOT BE AS EFFECTIVE IN PROVIDING OPERATIONAL CONTROL OVER LONGKANG AS DIRECT OWNERSHIP. BECAUSE WE RELY ON LONGKANG FOR A PORTION OF OUR REVENUE, ANY TERMINATION OF, OR DISRUPTION TO, THESE CONTRACTUAL ARRANGEMENTS COULD DETRIMENTALLY AFFECT OUR BUSINESS.

Presently all of our business operations are carried out by Longkang and MeKeFuBang. We do not own any equity interests in Longkang, but control and receive the economic benefits of its business operations through various contractual arrangements. The contractual arrangements are between Longkang, its owners, and MeKeFuBang, our wholly-owned subsidiary in the PRC. The contractual arrangements are comprised of a series of agreements, including: (1) a Consulting Services Agreement, (2) an Operating Agreement, (3) a Proxy Agreement, (4) a VIE Option Agreement, and (5) an Equity Pledge Agreement, the pledge under which has been registered with competent authority and has been effective under the PRC laws. Through these contractual arrangements, we have the ability to substantially influence the daily operations and financial affairs of Longkang, as we are able to appoint its senior executives and approve all matters requiring shareholder approval. Accordingly, we consolidate Longkang’s results, assets and liabilities in our financial statements.

However, these contractual agreements may be terminated by MeKeFuBang. In addition, these agreements are governed by the PRC laws and regulations. PRC laws and regulations concerning the validity of the contractual arrangements are uncertain, as many of these laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement by the PRC government may involve substantial uncertainty. Further, our contractual arrangements are governed by PRC laws and provide for the resolution of disputes through arbitration proceedings pursuant to PRC laws. If Longkang or its stockholders fail to perform their obligations under the contractual arrangements, we may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, and there is a risk that we may be unable to obtain these remedies. Therefore our contractual arrangements may not be as effective in providing control over Longkang as direct ownership. Because we rely on Longkang for a portion of our revenue, any termination of or disruption to these contractual arrangements could detrimentally affect our business.

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

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to offshore entities controlled by a Chinese enterprise or group. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and stockholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise controlled by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case. Additionally, the EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding  company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations. The Cayman Islands, where the Company is incorporated, does not have such tax treaty with China.

Mr. Chee Fung Tang, the beneficial owner of approximately 41.1% of our ordinary shares through his interests in Proud Glory Limited has granted to Mr.  Zhide Jiang, a PRC resident, an option to acquire Mr. Tang’s interests in Proud Glory. We may be deemed to be a resident enterprise by Chinese tax authorities if Mr. Jiang chooses to exercise his right under the option agreement to acquire Mr. Tang’s interest in Proud Glory Limited in the future and gains control over Proud Glory Limited. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. We may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Currently, we do not have any non-China source income.   It is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

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

THE PRC LAWS MAY LIMIT OUR ABILITY TO TRANSFER THE PROCEEDS FROM OUR PUBLIC OFFERING TO LONGKANG WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

We intend to transfer the proceeds from our public offering to MeKeFuBang, a WFOE and our wholly-owned subsidiary in the PRC, to expand our manufacturing capability. Currently, there is no PRC law which restricts us from transferring the proceeds from our public offering to a WFOE company. However, if the amount to be transferred to MeKeFuBang exceeds its current total registered investment amount approved by the PRC government, MeKeFuBang will need approval from the PRC government to increase its total registered investment amount before such transfer.  Currently, MeKeFuBang’s total registered investment amount  is $18 million. However, if we need to raise more funds in the future, we might be required by PRC laws to apply to increase MeKeFuBang’s total registered investment amount before such transfer, and we would be unable to transfer such funds to our operating entity Longkang. The transfer to Longkang in the form of equity investment is prohibited under PRC laws as Longkang is a VIE entity not a subsidiary. Additionally, the loans between PRC companies are prohibited under PRC law.

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

OUR AUDITOR, LIKE OTHER INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS OPERATING IN CHINA, IS NOT INSPECTED BY THE U.S. PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD, OR THE PCAOB, AND AS SUCH, OUR INVESTORS CURRENTLY DO NOT HAVE THE BENEFITS OF PCAOB OVERSIGHT.

Auditors of companies that are registered with the SEC and traded publicly in the United States, including our independent registered public accounting firm, must be registered with the PCAOB and are required by U.S. law to undergo regular inspections by the PCAOB to assess their compliance with U.S. law and professional standards in connection with their audits of public company financial statements filed with the SEC. Because our auditor is located in China, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, the audit work and practices of our auditor, like other registered audit firms operating in China, is currently not inspected by the PCAOB.

The inability of the PCAOB to conduct inspections of auditors in China also makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. As a result, investors may be deprived of the benefits of PCAOB inspections and may lose confidence in our reported financial information and procedures and the quality of our financial statements.

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

ITEM 2. PROPERTIES.

Our corporate office is located at No. 48 South Qingshui Road, Laiyang City, Shandong 265200 People’s Republic of China. Under PRC law, a private entity may not own land in China.  Land is owned by the PRC government and the PRC government grants land use rights for specified periods of time.  In 2004, 2007, 2008, 2011 and 2012, the local government of Laiyang, Shandong, granted us land use rights which consist of approximately 2,505 acres of pear orchards and 186,756 square meters of land for our production facilities and offices, with terms that expire in December 2037 through May 2061.  We acquired the land use rights of the 2,505 acres of land containing Laiyang pear orchards in Laiyang through rural land contracts with the local villagers’ collective economic organizations in the Laiyang area. Each of the rural land contracts entered into with the local villagers’ collective economic organizations have a thirty year term and were executed in 2007, 2008, 2011 and 2012 with annual rents ranging from 1,121 RMB to  1,500 RMB per mu (equal to approximately $985 to  $1,318  per acre).

In addition to the land use rights that we have been granted by the local villagers’ collective economic organizations, we have entered into several cooperative agreements with local contract farmers, pursuant to which we manage 15,088 acres of cooperative plantations, which represents approximately 20% of the total acreage on which Laiyang Pears are currently grown in Laiyang city. These cooperative agreements with local farmers allow us to have the exclusive management and Laiyang Pear purchase rights of the plantation but without land use rights. Such contract pear plantation’s construction and growing cost are invested by local farmers. However, we are responsible to provide the management and technical instructions and in return, we have the priority rights to purchase Laiyang pears harvested from our contract plantations. Consequently we have saved substantial capital expenditures, and need to pay higher prices and face the potential influences from market price fluctuations as compared with using the Laiyang pears of the 2,505 acres of self-owned plantation.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial and other data should be read in conjunction with, and are qualified by reference to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the accompanying notes included elsewhere in this report. The consolidated statements of income data for the years ended December 31, 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 were derived from our audited consolidated financial statements not included in this report. The consolidated statements of income data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012 and 2011 were derived from our audited consolidated financial statements included in this report. The historical results presented below are not necessarily indicative of financial results to be achieved in future periods.

	For the Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except for per share data)
Statement of Operations Data:
Revenues	$178,033	$136,989	$105,544	$82,627	$74,232
Income from operations	60,688	44,861	33,722	19,266	16,681
Net income	45,967	33,727	25,231	15,071	11,558
Net income per ordinary share (basic)	$1.67	$1.23	$0.92	$0.67	$0.54
Net income per ordinary share (diluted)	$1.61	$1.23	$0.92	$0.67	$0.54

Balance sheet data:
Total cash and cash equivalent	$52,160	$54,287	$47,671	$26,574	$2,029
Total property and equipment, net	17,719	19,191	19,586	7,398	7,465
Total land use rights, net	109,863	47,233	15,751	15,780	16,288
Total assets	184,508	136,266	101,269	66,663	47,901
Total current liabilities	12,166	10,902	13,686	6,784	18,319
Total long-term debt	0	0	0	0	0
Total liabilities	12,166	10,902	13,686	6,784	18,319
Cash dividends paid	$0	$0	$0	$0	$0

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of the results of operations and financial condition of Oriental Dragon Corporation for the fiscal years ended December 31, 2012, 2011 and 2010 should be read in conjunction with the Oriental Dragon Corporation financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in this Form 10-K. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

We generate revenues mostly from the sale of Laiyang Pear juice concentrate. In 2012, 2011 and 2010, we also generated revenues from the sale of strawberry juice concentrate, and from the sale of our bio animal feed product and in 2012 and 2011, we generated revenues from the sale of strawberry juice puree. Our revenues for the year ended December 31, 2012 were $178.0 million, representing an increase of 30.0% from the year ended December 31, 2011 with revenues of $137.0 million. Our net income for the year ended December 31, 2012 was $46.0 million, representing an increase of 36.5% compared with our net income of $33.7 million for the year ended December 31, 2011. Our revenue for the year ended December 31, 2011 were $137.0 million, representing an increase of 29.9% from the year ended December 31, 2010 with revenues of $105.5 million. Our net income for the year ended December 31, 2011 was $33.7 million, representing an increase of 33.7% compared with our net income of $25.2 million for the year ended December 31, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

While our significant accounting policies are more fully described in Note 1 to our consolidated financial statements for the year ended December 31, 2012, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Land use rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms.  Land use rights contain our factory, warehouse, and offices and certain land contains Laiyang Pear plantations which will or is being used to supply Laiyang Pear to us for production. Our land use rights have terms that expire in December 2037 through May 2061.  We amortize these land use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor.

The following summarizes land use rights acquired by the Company.

	Description	Leased period	Acquisition date	Expiration date	Area
Parcel A	Factory, warehouse and offices	50	12/2004	12/2054	67,854 square meters
Parcel B,C	Laiyang pear orchards	30	01/2007	12/2037	128.8 acres
Parcels D to G	Laiyang pear orchards	30	01/2008	12/2038	371.8 acres
Parcel H	Laiyang pear orchard	30	03/2011	03/2041	214.2 acres
Parcel I	Laiyang pear orchard	30	03/2011	03/2041	296.6 acres
Parcel J	Factory, warehouse and offices	50	05/2011	05/2061	87,569 square meters
Parcel K	Laiyang pear orchards	30	04/2012	04/2042	502.5 acres
Parcel L	Factory, warehouse and offices	50	12/2004	12/2054	31,333 square meters
Parcels M to Q	Laiyang pear orchards	30	10/2012	10/2042	991.7 acres

Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in inventories and cost of revenues.

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

Income taxes

We are incorporated in the Cayman Islands, and are not subject to tax on income or capital gain under the current laws of Cayman Islands. In addition, upon payment of dividends by the Company to our shareholders, no Cayman Islands withholding tax is imposed.

Our wholly-owned subsidiary, Merit Times is incorporated in British Virgin Islands (“BVI”), and is not subject to tax on income or capital gain. In addition, payments of dividends by the Merit Times to the Company are not subject to withholding tax in the BVI.

Our operating subsidiary and VIE in PRC are governed by the Income Tax Law of the PRC.  We account for income taxes using the liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

We applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2012, we had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

We file income tax returns with the local tax authorities within the PRC. Pursuant to the statute of limitations, we are open to audit by the various tax regulating authorities for the 2011 and 2012 tax years. However, we currently do not have any examinations in progress with any tax regulating authorities that would cause us to record an additional tax liability. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

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

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the years ended December 31, 2012, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments.

Segment reporting

We use “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance as the source for determining our reportable segments. Our chief operating decision maker is the Chairman and chief executive officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. We classified the reportable operating segments into (i) the manufacture and sale of Laiyang pear and other juice concentrate and puree segment and (ii) the manufacture and sale of bio-animal feed segment. The manufacture of bio-animal feed is dependent of the waste generated from the manufacture of Laiyang pear juice concentrate. We generate substantially all revenues from customers in the PRC and our tangible long-lived assets are substantially located in the PRC. Consequently, no geographic information is presented.

Recently adopted accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, this ASU requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Recently announced accounting pronouncements not yet adopted

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 will not have a material effect on our financial statements.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This guidance allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update the pronouncement issued in June 2011. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial statements.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.  We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

RESULTS OF OPERATIONS

The following tables set forth key components of our results of operations for the years indicated, in dollars, and key components of our revenue for the years indicated, in dollars. The discussions following the table are based on these results.

	For the Years Ended December 31,
	2012	2011	2010
REVENUES	$178,033,065	$136,989,496	$105,543,798
COST OF REVENUES	111,786,455	87,219,925	68,250,883
GROSS PROFIT	66,246,610	49,769,571	37,292,915
OPERATING EXPENSES:
Selling	589,115	538,427	497,056
Research and development	-	618,812	147,520
General and administrative	4,969,624	3,751,196	2,926,450
Total Operating Expenses	5,558,739	4,908,435	3,571,026
INCOME FROM OPERATIONS	60,687,871	44,861,136	33,721,889
OTHER INCOME	761,433	241,195	66,428
INCOME BEFORE INCOME TAXES	61,449,304	45,102,331	33,788,317
PROVISION FOR INCOME TAXES	(15,482,697)	(11,375,076)	(8,557,339)
NET INCOME	$45,966,607	$33,727,255	$25,230,978
COMPREHENSIVE INCOME:
NET INCOME	$45,966,607	$33,727,255	$25,230,978
OTHER COMPREHENSIVE INCOME:
Unrealized foreign currency translation gain	1,011,458	4,023,014	2,449,940
COMPREHENSIVE INCOME	$46,978,065	$37,750,269	$27,680,918

Results of Operations for the Year ended December 31, 2012 Compared to the Year ended December 31, 2011

Revenues. For the year ended December 31, 2012, we had revenues of $178,033,065, as compared to net revenues of $136,989,496 for the year ended December 31, 2011, an increase of 30.0%. Revenue and changes for each product line was summarized as follows:

		2012	2011	Increase	Percentage Change
Laiyang pear juice concentrate	(1)	$142,660,934	$112,526,412	$30,134,522	26.8%
Strawberry juice concentrate and puree	(2)	22,142,722	13,989,333	8,153,389	58.3%
Bio animal feed	(3)	13,229,409	10,473,751	2,755,658	26.3%
Total revenues		$178,033,065	$136,989,496	$41,043,569	30.0%

(1)       During the year ended December 31, 2012, we continued to see strong demand for our Laiyang Pear juice concentrate products. Laiyang Pear as a trademark has been registered by an entity affiliated with the Laiyang city government, and we have been granted a license to use this trademark through 2038. In January 2008, the Laiyang government issued a government letter, which indicated that we can enjoy the status as the sole producer of Laiyang Pear juice concentrate for a period of 30 years. Pursuant to this government letter, during this period, no other producer will be permitted to enter into the Laiyang Pear juice concentrate business.

During the year ended December 31, 2012, our revenues from Laiyang Pear juice concentrate increased by 26.8% as compared to the year ended December 31, 2011 with the Laiyang Pear juice concentrate increased revenue attributable to an increase in volume with no change in our selling price. During the year ended December 31, 2012, we sold 54,025 metric tons (“MT”) of Laiyang pear juice concentrate as compared to 43,642 MT in the year ended December 31, 2011, an increase of 23.8%.

Overall, we increased sales of our Laiyang Pear juice concentrate products due to increasing market demands from the use of Laiyang Pear juice concentrate in juice and beverage products and pharmaceutical and health supplement products in which Laiyang Pear juice concentrate is used for its nutritional content and our ability to increase production capacity due to the addition of a juice concentrate production line in September 2010. Our Laiyang Pear juice concentrate is in short supply. For 2012, our total production utilization rate was approximately 99%, while, for 2011, our total production utilization rate was approximately 87%. As of December 31, 2012, through cooperative agreements, we have the exclusive use of 15,088 acres of Laiyang pear plantations and additional acres will be developed each year pursuant to cooperative agreements with contract farmers. As of December 31, 2012, we have also secured our supply of Laiyang Pear by acquiring land use rights to 128.8 acres of Laiyang Pear orchards in 2007, 371.8 acres of Laiyang Pear orchards in 2008, 511 acres of laiyang Pear orchards in 2011, and 1,494 acres of Laiyang Pear orchards in 2012.

(2)       The production of strawberry juice concentrate and puree that we produce is dependent upon the season and production requirements of our Laiyang Pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce and sell strawberry juice concentrates and puree when we are not producing Laiyang Pear juice concentrate. For the year ended December 31, 2012, we had an increase in revenues from the sale of strawberry juice concentrate and puree of $8,153,389, or 58.3%, as compared the year ended December 31, 2011.  This increase was primarily attributable to the increase in the sale of strawberry puree as compared to the 2011. In 2012, we were able to purchase more strawberries and accordingly, we produced more strawberry puree which we were able to sell to our existing customers. In 2012, the volume of strawberry juice concentrate sold did not change and we had a 58.5% increase in the selling price. Additionally, in 2012, the volume of strawberry puree sold increased by approximately 80% and our selling price increased by 12.2%.  Although we expect future orders for our puree products, currently we do not have any orders and the timing of such orders is not known.

(3)      The manufacture of bio-animal feed began in 2010 and is dependent on the waste generated from the manufacture of Laiyang pear juice concentrate. During 2012, we produced more Laiyang pear juice concentrate as compared to 2011 and accordingly were able to produce more animal bio feed. Currently, our bio-animal feed is sold to 2 customers who have purchased all of the bio-animal feed produced.  For the year ended December 31, 2012, we had an increase in revenues from the sale of bio-animal feed of $2,755,658 or 26.3% as compared the year ended December 31, 2011.  This increase was attributable to an increase in volume sold of 23.3% with no increase in the selling price.

Cost of revenues. Cost of revenues increased by $24,566,530, or 28.2%, from $87,219,925 for the year ended December 31, 2011 to $111,786,455 for the year ended December 31, 2012 and was primarily attributable to the increase in our revenues.

Gross profit and gross margin. Our gross profit was $66,246,610 for the year ended December 31, 2012 as compared to $49,769,571 for the year ended December 31, 2011 representing gross margins of 37.2% and 36.3%, respectively.

Gross margin percentages by product line are as follows:

	For the Year ended December 31, 2012	For the Year ended December 31, 2011
Laiyang Pear juice concentrate	31.8%	32.7%
Strawberry juice concentrate and puree	46.4%	32.3%
Bio animal feed	80.0%	80.1%
Overall gross profit %	37.2%	36.3%

●
For the year ended December 31, 2012, the decrease in gross margin percentages related to Laiyang Pear juice concentrate as compared to the year ended December 31, 2011, was attributed to a slight increase in raw materials costs.

●
For the year ended December 31, 2012, the increase in gross margin percentages related to strawberry juice concentrate and puree as compared to the year ended December 31, 2011, was attributed to the 2012 overall increase in the sale price of strawberry puree sold domestically and overseas and an increase in volume from the sale of strawberry puree for which we recognize a higher gross margin as compared to the sale of strawberry juice concentrate. Additionally, the overall purchase price of strawberry decreased 14.3% from the year of 2011 to the year of 2012.

●
Gross margin percentages related to the sale of bio animal feed was 80.0% for 2012 as compared to 80.1% for 2011. We began producing and selling bio animal feed in the fourth quarter of 2010. We use waste from the production of Laiyang Pear juice concentrate as our main raw material in the production of the bio animal feed. The production of bio animal feed is dependent on the production of waste from the production of Laiyang Pear juice concentrate.

Gross margin percentages can vary from period to period based on the price of raw materials such as Laiyang pears and strawberries and can also fluctuate based on market conditions such as demand and purchase price. We expect gross margins to improve as we continue to harvest Laiyang Pears from our existing pear orchards and our new pear orchards that we acquired in March 2011 and in April 2012 and in October 2012.

Selling expenses. Selling expenses, which includes sales related compensation and related benefits, shipping and handling costs and other selling costs, were $589,115 for the year ended December 31, 2012 as compared to $538,427 for the year ended December 31, 2011, an increase of $50,688 or 9.4%. These increases were primarily attributable to an increase in sales commission expense and an increase in shipping and handling expenses. Selling expenses consisted of the following:

	2012	2011
Compensation and related benefits	$491,664	$463,596
Shipping and handling	97,451	74,831

Total	$589,115	$538,427

●
For the year 2012, compensation and related benefits increased by approximately 6.1% as compared to the year 2011 primarily due to an increase in commissions paid on increased revenues. For the years ended December 31, 2012 and 2011, commission expense amounted to $288,732 and $223,354, respectively. We pay a sales commission on revenues generated from the sale of Laiyang pear juice concentrate and strawberry juice concentrate and puree at a rate equal to 0.15% the total amount invoiced to our customers, including VAT.  We do not pay any sales commission for revenue generated from Bio animal feed. We expect commission to increase proportionally as revenues from the sale of juice and puree products increase.

●
For the year 2012, shipping and handling expenses increased by $22,620 or 30.2% as compared to the year 2011.  In the year 2012 and the year 2011, shipping and handling expenses were substantially paid by our customers.

Research and development expenses. For the year ended December 31, 2011, research and development expenses amounted to $618,812. We did not incur research and development expenses during the year ended December 31, 2012.  On March 1, 2010, we entered into a cooperative R&D contract with the Preclinical Medicine Research Laboratory of Shandong Medicine Academy to develop the applications of immunoregulation and antitumor effects of Laiyang Pear juice concentrate. This R&D project we completed in 2011.  In future periods, we expect research and development expenses to fluctuate depending on the nature, timing and costs of third party research and development contracts.

General and administrative expenses. General and administrative expenses amounted to $4,969,624 for the year ended December 31, 2012, as compared to $3,751,196 for the year ended December 31, 2011, an increase of $1,218,428 or 32.5%. General and administrative expenses consisted of the following:

	2012	2011
Compensation and related benefits	$1,557,417	$1,569,885
Professional fees	411,576	287,185
Depreciation	271,474	250,024
Amortization of land use rights	1,882,241	845,691
Other	846,916	798,411

Total	$4,969,624	$3,751,196

●	For the year ended December 31, 2012, compensation and related benefits decreased due to a decrease in director’s fees.

●
Professional fees consisted of legal fees, accounting fees, internal control consulting services and other fees associated with being a public company.  For the year ended December 31, 2012, professional fees increase by $124,391 or 43.3% as compared to the year ended December 31, 2011 and was attributable to an increase in accounting fees of approximately $171,600 related to a change in auditors and an increase in legal fees of $33,000 offset by a decrease in fees incurred in connection with due diligence of $50,000 and a decrease in investor relations fees of $30,000.

●
During the year ended December 31, 2012, depreciation for fixed assets increased by $21,450 or 8.6% as compared to the year ended December 31, 2011. The increase was primarily attributable to the increase in depreciable fixed assets.

●
During the year ended December 31, 2012, amortization of land use rights increased by $1,036,550 or 122.6% as compared to the year ended December 31, 2011. The increase was attributable to the amortization of land use rights acquired in March 2011, April 2012 and October 2012 relating to new Laiyang Pear orchards. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, we include the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, we reflect the amortization of these land use rights in cost of revenues.

●
Other general and administrative expenses which consist of entertainment, utilities, office maintenance, travel expenses, miscellaneous taxes, office supplies, filing fees and telephone. During the year ended December 31, 2012, other general and administrative expenses increased by $48,505 or 6.1% as compared to the year ended December 31, 2011. The increase was primarily attributable to an increase in non-capitalized maintenance expenses of approximately $82,000 offset by the decrease in other miscellaneous items of approximately $34,000.

Income from operations. For the year ended December 31, 2012, income from operations was $60,687,871, as compared to $44,861,136 for the year ended December 31, 2011, an increase of $15,826,735 or 35.3%.

Other income. For the year ended December 31, 2012, other income amounted to $761,433 as compared to $241,195 for the year ended December 31, 2011, an increase of $520,238 or 215.7%. The increase was primarily attributable to the following:

●
For the year ended December 31, 2012, interest income increased by approximately $20,000 as compared to the year ended December 31, 2011, and related to an increase in funds in interest bearing accounts.

●	In fiscal 2012, we reversed certain liabilities which were deemed not payable of approximately $495,000, while, we did not have any comparable income in fiscal 2011.

●	For the year ended December 31, 2012, loss from foreign currency transaction decreased by approximately $5,000 as compared to the year ended December 31, 2011.

Income tax expense. Income tax expense increased by $4,107,621, or 36.1%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011 which was attributed to an increase in taxable income.

Net income. As a result of the factors described above, our net income for the year ended December 31, 2012 was $45,966,607, or $1.67 per ordinary share (basic) and $1.61 per ordinary share (diluted). For the year ended December 31, 2011, we had net income of $33,727,255, or $1.23 per ordinary share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,011,458 for the year ended December 31, 2012 as compared to $4,023,014 for the year ended December 31, 2011. These non-cash gains had the effect of increasing our reported comprehensive income.

Comprehensive income. For the year ended December 31, 2012, comprehensive income of $46,978,065 is derived from the sum of our net income of $45,966,607 plus foreign currency translation gains of $1,011,458. For the year ended December 31, 2011, comprehensive income of $37,750,269 is derived from the sum of our net income of $33,727,255 plus foreign currency translation gains of $4,023,014.

Results of Operations for the Year ended December 31, 2011 Compared to the Year ended December 31, 2010

Revenues. For the year ended December 31, 2011, we had revenues of $136,989,496, as compared to revenues of $105,543,798 for the year ended December 31, 2010, an increase of 29.8%. Revenue and changes for each product line is summarized as follows:

		2011	2010	Increase (Decrease)	Percentage Change
Laiyang pear juice concentrate	(1)	$112,526,412	$93,765,028	$18,761,384	20.0%
Strawberry juice concentrate/puree	(2)	13,989,333	6,398,333	7,591,000	118.6%
Bio animal feed	(3)	10,473,751	5,364,172	5,109,579	95.3%
Other		-	16,265	(16,265)	(100.0)%
Total revenues		$136,989,496	$105,543,798	$31,445,698	29.8%

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

During the year ended December 31, 2011, our revenues from Laiyang Pear juice concentrate increased by 20.0% as compared to the year ended December 31, 2010 with the Laiyang Pear juice concentrate increased revenue attributable to an increase in volume with no change in our selling price. Our Laiyang Pear juice concentrate is in short supply. In September 2010, we completed two new production lines: one for juice concentrate and puree and another for bio animal feed. For 2011, our total production utilization rate was approximately 87%, while, for 2010, our total production utilization rate was approximately 83%. As of December 31, 2011, we had the exclusive use of 12,872 acres of Laiyang pear plantations and additional acres will be developed each year pursuant to cooperative agreements with contract farmers and through rural land contracts with the local villagers’ collective economic organizations in the Laiyang area. During the year ended December 31, 2011, we sold 43,642 metric tons (“MT”) of Laiyang pear juice concentrate as compared to 38,161 MT in the year ended December 31, 2010.

Overall, we increased sales of our Laiyang Pear juice concentrate products due to increasing market demand from our existing customers from the use of Laiyang Pear juice concentrate in pharmaceutical and health supplement products in which Laiyang Pear juice concentrate is used for its nutritional content and our ability to increase production capacity due to the addition of a juice concentrate production line in September 2010.  We believe that improved living standards and growing household disposable income have led to greater health awareness among the population.  As people become more affluent, we believe that their spending on quality health and nutritional products, like our products, will increase. Additionally, juice consumption in China increased over the last decade and it is predicted that fruit juice consumption with continue to increase.  Our business is highly seasonal, reflecting the harvest season of our primary source fruits, the Laiyang Pear, during the months from September through the following February.  We produce fruit juice concentrate and store it in cold storage until it is sold.  Typically, a substantial portion of our revenues are earned during our first, third and fourth quarters. We generally experience lower revenues during our second quarter.  Our inventory levels increase during the third and fourth quarter of the year and decrease substantially in the first quarter of the year. Generally we sell the remaining inventory balances during the first or second quarter of the year.  We have not experienced a shortfall in working capital during our production period and we have sufficient working capital on hand to secure our raw materials. If we experience a bad harvest season due to weather or other situation that we cannot control, we would have a shortage of primary raw material and we would experience a substantial decrease in our revenues. Currently, there are no known trends or uncertainties that may have a material favorable or unfavorable impact on net sales or revenues or income from continuing operations.

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

Cost of revenues. Cost of revenues increased by $18,969,042, or 27.8%, from $68,250,883 for the year ended December 31, 2010 to $87,219,925 for the year ended December 31, 2011 and was primarily attributable to the increase in our revenues.

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

●
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

For the year ended December 31, 2011, the gross margin percentage of 32.3% related to the sale of both strawberry juice concentrate and strawberry puree. In 2011, gross margin percentages related to strawberry puree was 28.4% and 35.9% for the sale of strawberry juice concentrate. In 2010, we did not sell Strawberry juice puree and our gross margin percentage of 36.2% is related to strawberry juice concentrate which reflects a slight variance in the cost of strawberries as compared to 2011.

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

●
For the year 2011, compensation and related benefits increased by approximately 10.6% as compared to the year 2010 primarily due to an increase in commissions paid on increased revenues. For the years ended December 31, 2011 and 2010, commission expense amounted to $223,354 and $175,752, respectively. We pay a sales commission on revenues generated from the sale of Laiyang pear juice concentrate and strawberry juice concentrate and puree at a rate equal to 0.15% the total amount invoiced to our customers, including VAT.  We do not pay any sales commission for revenue generated from Bio animal feed. We expect commission to increase proportionally as revenues from the sale of juice and puree products increase.

●
For the year 2011, we had slight increase in shipping and handling expenses as compared to the year 2010.  In year 2011 and year 2010, shipping and handling expenses were substantially paid by our customers.

●	For the year 2011, advertising expense decreased as compared to the year 2010. We did not incur advertising expenses in year 2011.

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

General and administrative expenses. General and administrative expenses amounted to $3,751,196 for the year ended December 31, 2011, as compared to $2,926,450 for the year ended December 31, 2010, an increase of $824,746 or 28.2%. General and administrative expenses consisted of the following:

	2011	2010
Compensation and related benefits	$1,569,885	$1,399,398
Professional fees	287,185	378,118
Depreciation	250,024	217,648
Amortization of land use rights	845,691	422,974
Other	798,411	508,312

Total	$3,751,196	$2,926,450

●
For year 2011, compensation and related benefits increase by $170,487 or 12.2% as compared to year 2010. During year 2011, we hired additional administrative staff to manage our manufacturing facility that was completed in October 2010 as well as other professional staff and a director in connection with becoming a public company. Additionally, annual bonus compensation paid to employees increased in 2011 by $32,252 as compared to the 2010 period.

●
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

●
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

●
For year 2011, other general and administrative expenses which consist of entertainment, utilities, office maintenance, travel expenses, miscellaneous taxes, office supplies, filing fees and telephone increased by $290,099 or 57.1% as compared with year 2010. The increase was primarily attributable to an increase in utilities and land use taxes related to our new facility of $162,769, and an increase in travel, local accommodation fees, meals and entertainment related to meetings, local hotel and meal expenses incurred in connection with visiting professionals of $94,351.

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

●	For year 2011, interest income increased by $111,584 or 83.0% as compared to 2010, and related to an increase in funds in interest bearing accounts.
●	For year 2011, loss from foreign currency transaction decreased by $40,668 or 89.4%. In the 2010, we purchased equipment from vendors in Europe and we incurred foreign currency transaction losses.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, our balance of cash and cash equivalents was $52,160,008, as compared to $54,287,373 as of December 31, 2011. Substantially all of these funds were located in financial institutions located in China. At December 31, 2012 and 2011, our cash balances by geographic area were as follows:

Region:	December 31, 2012		December 31, 2011
PRC	$52,065,282	99.8%	$54,191,963	99.8%
Hong Kong	94,726	0.2%	95,410	0.2%
Total cash and cash equivalents	$52,160,008	100.0%	$54,287,373	100.0%

Our primary uses of cash have been for the construction of our new factory and warehouse facility, for the purchase of equipment for the new productions lines, and for the acquisition of land use rights underlying our new production and office facility and for Laiyang pear orchards. Additionally, we use cash for employee compensation, new product development and working capital. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance higher level of inventories,
●	Addition of administrative and sales personnel as the business grows,
●	Acquisitions of similar or complimentary businesses,
●	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
●	Development of new products in the bio-animal feed industry to complement our current products,
●	The cost of being a public company and the continued increase in costs due to governmental compliance activities, and
●	Capital expenditures to add production lines and cold storage facilities and for the acquisition of additional land use rights to harvest Laiyang pears.

Cash flows 2012 compared to 2011

Changes in our working capital position for 2012 compared to 2011 are summarized as follows:

	December 31,		(Decrease) Increase in Working
	2012	2011	Capital
Current assets	$56,149,354	$69,007,331	$(12,857,977)
Current liabilities	12,166,068	10,902,144	1,263,924
Working capital	$43,983,286	$58,105,187	$(14,121,901)

Our working capital decreased by $14,121,901. This decrease in working capital is primarily attributable to:

●	A decrease in cash and cash equivalent of approximately $2,127,000 as described below,
●	A decrease in cash – restricted of approximately $278,000 due to the use of restricted cash to pay professional fees,
●	A decrease in inventories of approximately $10,632,000 from the sale of substantially all of the 2012/2013 Laiyang pear inventory on hand in fiscal 2012,
●	An increase in accrued expenses of approximately $499,000,
●	An increase in income taxes payable of approximately $845,000,
●	An increase in VAT and other taxes payable of approximately $3,177,000, and

Offset by:

●	An increase in accounts receivable, net of allowance for doubtful account, of approximately $18,000,
●	A decrease in accounts payable of approximately $3,257,000 due to payments made for accounts payable in 2012 as well as the reversal on accounts payable balances deemed that were deemed not payable.

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

Generally, we receive payment from our customers immediately upon delivery of our products. We have been able to collect our accounts receivable balances at or near the time of delivery. Accordingly, as of December 31, 2012 and 2011, our accounts receivable was immaterial. In the future, we expect to continue to collect payments in advance of delivery.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Net cash provided by operating activities	$62,390,676	$36,862,854
Cash flows used in investing activities	$(65,223,028)	$(32,609,417)
Cash flows provided by financing activities	$277,551	$397,165
Effect of exchange rate on cash	$427,436	$1,966,105
Net (decrease ) increase in cash and cash equivalents	$(2,127,365)	$6,616,707

Net cash flow provided by operating activities was $62,390,676 for year 2012 as compared to $36,862,854 for year 2011, an increase of $25,527,822.

●	Net cash flow provided by operating activities for the year ended December 31, 2012 was mainly due to:

●	net income of $45,966,607 adjusted for the add back of non-cash items such as depreciation of $2,179,345, the amortization of land use rights of $2,439,853, and deferred income taxes of $64,655, and
●	Changes in operating assets and liabilities consisting primarily of:
▪	a decrease in inventories of $10,631,560 attributable to the seasonality factors described above,
▪	an increase in accrued expenses of $489,045,
▪	an increase in other taxes payable of $3,169,362,
▪	an increase in income taxes payable of $803,710, and
offset by
▪	an increase in accounts receivable of $17,845, and
▪	a decrease in accounts payable of $3,284,155 due to the payments made for accounts payable in 2012.

●	Net cash flow provided by operating activities for the year ended December 31, 2011 was mainly due to:

●
net income of $33,727,255 adjusted for the add back of non-cash items such as depreciation of $2,024,401, the amortization of land use rights of $1,390,157, stock-based compensation of $24,000, and deferred income taxes of $63,131, and

●	Changes in operating assets and liabilities consisting primarily of:
▪	a decrease in inventories of $2,441,274 attributable to the seasonality factors described above,
▪	a decrease in prepaid VAT on purchases of $456,890, and
▪	an increase in other taxes payable of $685,069.
offset by
▪	a decrease in accounts payable of $429,644, and
▪	a decrease in income taxes payable of $3,633,861 due to the payment of 2010 and 2011 income taxes due.

Net cash flow used in investing activities was $65,223,028 for year 2012 as compared to $32,609,417 for year 2011. During year 2012, we used cash of $64,666,646 for the acquisition of land use rights for Laiyang pear orchards and used cash of $556,382 for the purchase of property and equipment. During year 2011, we used cash of $31,741,453 for the acquisition of land use rights related to our new facility and for Laiyang pear orchards and used cash of $867,964 for the purchase of property and equipment.

Net cash flow provided by financing activities was $277,551 for year 2012 as compared to $397,165 for year 2011. During year 2012, we received operating cash from our restricted cash held in escrow of $277,551. During year 2011, we received operating cash from our restricted cash held in escrow of $397,165.

Cash flows 2011 compared to 2010

Changes in our working capital position for 2011 compared to 2010 are summarized as follows:

	December 31,
	2011	2010	Increase
Current assets	$69,071,509	$65,129,410	$3,942,099
Current liabilities	(10,902,144)	(13,685,566)	2,783,422
Working capital	$58,169,365	$51,443,844	$6,725,521

Our working capital increased by $6,725,521 to $58,169,365 at December 31, 2011 from working capital of $51,443,844 at December 31, 2010. This increase in working capital is primarily attributable to:

●
a net increase in cash and restricted cash of approximately $6,616,700 primarily attributable to net cash provided by operating activities of approximately $36,863,000 as described below offset by the use of cash of approximately $32,609,000 to acquire land use rights offset by net cash provided by operating activities of approximately $25,400,000 as described below,

●	a decrease in income taxes payable of approximately $3,355,000.
Offset by:

●	a decrease in inventories of approximately $1,835,000 from the timing of sales of Laiyang pear inventory,

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

The following summarizes the key components of the Company’s cash flows for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Net cash provided by operating activities	$36,862,854	$27,746,864
Cash flows used in investing activities	$(32,609,417)	$(9,789,839)
Cash flows provided by financing activities	$397,165	$1,912,260
Effect of exchange rate on cash	$1,966,105	$1,227,043
Net increase in cash and cash equivalents	$6,616,707	$21,096,328

Net cash flow provided by operating activities was $36,862,854 for year 2011 as compared to $27,746,864 for year 2010, an increase of $9,115,990.

●	Net cash flow provided by operating activities for the year ended December 31, 2011 was mainly due to:

●
net income of $33,727,255 adjusted for the add back of non-cash items such as depreciation of $2,024,401, the amortization of land use rights of $1,390,157, stock-based compensation of $24,000, and deferred income taxes of $63,131, and

●	Changes in operating assets and liabilities consisting primarily of:
▪	a decrease in inventories of $2,441,274 attributable to the seasonality factors described above,
▪	a decrease in prepaid VAT on purchases of $456,890, and
▪	an increase in other taxes payable of $685,069
offset by
▪	a decrease in accounts payable of $429,644, and
▪	a decrease in income taxes payable of $3,633,861 due to the payment of 2010 and 2011 incomes taxes due.

●	Net cash flow provided by operating activities for the year ended December 31, 2010 was mainly due to:

●
net income of $25,230,978 adjusted for the add back of non-cash items such as depreciation of $1,123,207, the amortization of land use rights of $552,771, stock-based compensation of $24,000, and deferred income taxes of $60,199, and

●	Changes in operating assets and liabilities consisting primarily of:
▪	a decrease in inventories of $2,379,039 attributable to the seasonality factors described above,
▪	an increase in income taxes payable of $3,438,286 due to an increase in taxable net income.

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

Contractual Obligations

The following tables summarize our contractual obligations as of December 31, 2012 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Construction payable	$1,020,732	$927,605	$93,127	$-	$-
Total Contractual Obligations:	$1,020,732	$927,605	$93,127	$-	$-

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

Inflation

Inflation in China has not materially impacted our results of operations. According to the National Bureau of Statistics of China, the year-over-year percent changes in the consumer price index for December 2010, 2011 and 2012 in China were increases of 4.6%, 4.1% and 2.5%, respectively. Although we have not in the past been materially affected by inflation, we may be affected in the future by higher rates of inflation in China. For example, certain operating costs and expenses, such as personnel expenses, travel expenses and office operating expenses may increase as a result of higher inflation. Additionally, because a substantial portion of our assets consists of cash and cash equivalents, high inflation could significantly reduce the value and purchasing power of these assets. Inflation has not had a material impact on the Company’s business for the Company’s three most recent fiscal years.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
CONTENTS

Reports of Independent Registered Public Accounting Firms	F-2 to F-3

Consolidated Financial Statements:

Consolidated Balance Sheets –
As of December 31, 2012 and 2011	F-4

Consolidated Statements of Operations and Comprehensive Income –
For the Years ended December 31, 2012, 2011 and 2010	F-5

Consolidated Statements of Shareholders’ Equity –
For the Years Ended December 31, 2012, 2011 and 2010	F-6

Consolidated Statements of Cash Flows –
For the Years ended December 31, 2012, 2011 and 2010	F-7

Notes to Consolidated Financial Statements	F-8 to F-29

Presented in United States Dollars (“$”)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Grant Thornton
4/5/10/F Scitech Place
Jianguomen Wai Avenue
Beijing 100004 , China
T +86 10 8566 5588
F +86 10 8566 5120
致同会计师事务所（特殊普通合伙）
中国北京市朝阳区建国门外大街22号
赛特广场4/5/10层
邮编 100004
电话：+86 10 8566 5588
传真：+86 10 8566 5120
www.grantthornton.cn

To the Board of Directors and Shareholders
Oriental Dragon Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Oriental Dragon Corporation, its Subsidiaries and variable interest entity (collectively, the “Company”) as of December 31, 2012, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oriental Dragon Corporation, its Subsidiaries and variable interest entity as of December 31, 2012, and the results of their operations and their cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON

Beijing, China
April 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Oriental Dragon Corporation and Subsidiaries
Laiyang, China

We have audited the accompanying consolidated balance sheets of Oriental Dragon Corporation and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ Sherb & Co., LLP
Certified Public Accountants
New York, New York
March 26, 2012

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$52,160,008	$54,287,373
Cash - restricted	940	278,491
Accounts receivable, net of allowance for uncollectible accounts	17,854	-
Inventories, net of reserve for obsolete inventory	3,931,980	14,404,724
Prepaid expenses and other	38,572	36,743

Total Current Assets	56,149,354	69,007,331

PROPERTY AND EQUIPMENT, net	17,719,038	19,190,976

OTHER ASSETS:
Land use rights, net	109,863,074	47,233,084
Deferred tax assets	776,229	834,315

Total Assets	$184,507,695	$136,265,706

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$510,153	$3,766,785
Accrued expenses	1,710,810	1,212,067
Income taxes payable	5,998,995	5,154,135
VAT and other taxes payable	3,946,110	769,157

Total Current Liabilities	12,166,068	10,902,144

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized,
none issued and outstanding at December 31, 2012 and 2011)	-	-
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,509,171 and 27,509,171
shares issued and outstanding at December 31, 2012 and 2011, respectively)	27,509	27,509
Additional paid-in capital	16,385,297	16,385,297
Retained earnings	136,935,716	94,250,679
Statutory and non-statutory reserves	9,019,762	5,738,192
Accumulated other comprehensive income	9,973,343	8,961,885

Total Shareholders' Equity	172,341,627	125,363,562

Total Liabilities and Shareholders' Equity	$184,507,695	$136,265,706

The accompanying notes are an integral part of the consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011	2010

REVENUES	$178,033,065	$136,989,496	$105,543,798

COST OF REVENUES	111,786,455	87,219,925	68,250,883

GROSS PROFIT	66,246,610	49,769,571	37,292,915

OPERATING EXPENSES:
Selling	589,115	538,427	497,056
Research and development	-	618,812	147,520
General and administrative	4,969,624	3,751,196	2,926,450

Total Operating Expenses	5,558,739	4,908,435	3,571,026

INCOME FROM OPERATIONS	60,687,871	44,861,136	33,721,889

OTHER INCOME	761,433	241,195	66,428

INCOME BEFORE PROVISION FOR INCOME TAXES	61,449,304	45,102,331	33,788,317

PROVISION FOR FROM INCOME TAXES	(15,482,697)	(11,375,076)	(8,557,339)

NET INCOME	$45,966,607	$33,727,255	$25,230,978

COMPREHENSIVE INCOME:
NET INCOME	$45,966,607	$33,727,255	$25,230,978

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	1,011,458	4,023,014	2,449,940

TOTAL COMPREHENSIVE INCOME	$46,978,065	$37,750,269	$27,680,918

EARNINGS PER SHARE:
Basic	$1.67	$1.23	$0.92
Diluted	$1.61	$1.23	$0.92

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,509,171	27,504,544	27,496,519
Diluted	28,562,330	27,504,544	27,496,519

The accompanying notes are an integral part of the consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2012, 2011 and 2010

	Ordinary Shares		Additional		Statutory and	Accumulated Other	Total
	Number of		Paid-in	Retained	Non-Statutory	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Reserves	Income	Equity

Balance, December 31, 2010	27,499,171	27,499	16,355,307	62,385,882	3,875,734	4,938,871	87,583,293

Common stock issued for services	10,000	10	29,990	-	-	-	30,000

Adjustment to statutory and non-statutory reserves	-	-	-	(1,862,458)	1,862,458	-	-

Net income for the year	-	-	-	33,727,255	-	-	33,727,255

Foreign currency translation adjustment	-	-	-	-	-	4,023,014	4,023,014

Balance, December 31, 2011	27,509,171	27,509	16,385,297	94,250,679	5,738,192	8,961,885	125,363,562

Adjustment to statutory and non-statutory reserves	-	-	-	(3,281,570)	3,281,570	-	-

Net income for the year	-	-	-	45,966,607	-	-	45,966,607

Foreign currency translation adjustment	-	-	-	-	-	1,011,458	1,011,458

Balance, December 31, 2012	27,509,171	$27,509	$16,385,297	$136,935,716	$9,019,762	$9,973,343	$172,341,627

The accompanying notes are an integral part of the consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,966,607	$33,727,255	$25,230,978
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	2,179,345	2,024,401	1,123,207
Amortization of land use rights	2,439,853	1,390,157	552,771
Inventory reserve	(49,908)	-	-
Stock-based compensation	-	24,000	24,000
Deferred income taxes	64,655	63,131	60,199
Changes in assets and liabilities:
Accounts receivable	(17,845)	-	-
Inventories	10,631,560	2,441,274	(2,379,039)
Prepaid and other current assets	(1,553)	1,627	(34,358)
Prepaid VAT on purchases	-	456,890	(352,651)
Accounts payable	(3,284,155)	(429,644)	433,576
Accrued expenses	489,045	112,555	(386,730)
Other taxes payable	3,169,362	685,069	36,625
Income taxes payable	803,710	(3,633,861)	3,438,286

NET CASH PROVIDED BY OPERATING ACTIVITIES	62,390,676	36,862,854	27,746,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of land use rights	(64,666,646)	(31,741,453)	-
Purchase of property and equipment	(556,382)	(867,964)	(9,789,839)

NET CASH USED IN INVESTING ACTIVITIES	(65,223,028)	(32,609,417)	(9,789,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash - restricted	277,551	397,165	1,912,260

NET CASH PROVIDED BY FINANCING ACTIVITIES	277,551	397,165	1,912,260

EFFECT OF EXCHANGE RATE ON CASH	427,436	1,966,105	1,227,043

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,127,365)	6,616,707	21,096,328

CASH AND CASH EQUIVALENTS - beginning of year	54,287,373	47,670,666	26,574,338

CASH AND CASH EQUIVALENTS - end of year	$52,160,008	$54,287,373	$47,670,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$22,515
Income taxes	$14,634,360	$14,945,806	$5,058,854

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for accounts payable and prepaid expenses	$-	$6,000	$-
Increase in accounts payable for purchase of property and equipment	$-	$-	$2,975,888

The accompanying notes are an integral part of the consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Organization

Oriental Dragon Corporation (the “Company”) was formed under the laws of the Cayman Islands on March 10, 2006 under the name of Emerald Acquisition Corporation.  Effective on August 27, 2010, the Company’s corporate name was changed to Oriental Dragon Corporation.  On October 22, 2009, the Company acquired Merit Times International Limited (“Merit Times”) in a reverse acquisition transaction. Merit Times was established on February 8, 2008, under the laws of British Virgin Islands. Pursuant to a share exchange agreement in this reverse acquisition transaction, the Company issued an aggregate of 21,333,332 ordinary shares to the shareholders of Merit Times, their designees or assigns in exchange for all of the issued and outstanding capital stock of Merit Times.  On October 22, 2009, the Share Exchange closed and Merit Times became the Company’s wholly-owned subsidiary. Merit Times owns 100% of the outstanding capital stock of Shandong MeKeFuBang Food Limited (“MeKeFuBang”), a wholly foreign owned enterprise incorporated on June 9, 2009 under the laws of the People’s Republic of China (“PRC”). The registered capital of MeKeFuBang is $15 million and as of December 31, 2012, the capital injected by Merit Times into MeKeFuBang amounted to $13.9 million.

Prior to the Exchange Agreement, there were 1,281,500 Ordinary Shares issued and outstanding. Pursuant to the terms of the Exchange Agreement, a shareholder of the Company cancelled a total of 794,000 Ordinary Shares of the Company.  Following the combination prior to the Offering, there are 21,820,832 Ordinary Shares of the Company issued and outstanding.

Presently all of the Company’s business operations are carried out through MeKeFuBang and through Shandong Longkang Juice Co., Ltd., a limited liability company under the laws of PRC (“Longkang”).  Longkang was incorporated in Shandong province on November 22, 2004 with registered capital of RMB 10 million.

On June 10, 2009, MeKeFuBang entered into a series of contractual agreements (the “Contractual Arrangements”) with Longkang, and its five shareholders.  The Company does not own any equity interests in Longkang, but control and receive the economic benefits of its Longkang business operations through the Contractual Arrangements. The Contractual Arrangements are comprised of (1) a Consulting Services Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang, and collect and own all of the net profits of Longkang; (2) an Operating Agreement, through which MeKeFuBang has the right to recommend director candidates and appoint the senior executives of Longkang, approve any transactions that may materially affect the assets, liabilities, rights or operations of Longkang, and guarantee the contractual performance by Longkang of any agreements with third parties, in exchange for a pledge by Longkang of its accounts receivable and assets; (3) a Proxy Agreement, under which the five owners of Longkang have vested their collective voting control over Longkang to MeKeFuBang and will only transfer their respective equity interests in Longkang to MeKeFuBang or its designee(s); (4) a VIE Option Agreement, under which the owners of Longkang have granted MeKeFuBang the irrevocable right and option to acquire all of their equity interests in Longkang; and (5) an Equity Pledge Agreement, under which the owners of Longkang have pledged all of their rights, titles and interests in Longkang to MeKeFuBang to guarantee Longkang’s performance of its obligations under the Consulting Services Agreement. As a result of these Contractual Arrangements, which enables the Company to control Longkang and to receive, through its subsidiaries, all of its profits, the Company is considered the primary beneficiary of Longkang, which is deemed its variable interest entity (“VIE”). Accordingly, the Company consolidates Longkang’s results of operations, assets and liabilities in its financial statements. The Contractual Agreements were amended on December 20, 2010 to restrict Longkang’s ability to terminate such agreements.

The Company, through its subsidiaries and VIE, engages in the production of fruit juice concentrate in the PRC, specializing in processing, producing and distributing Laiyang Pear fruit juice concentrate. The Company also produces and sells strawberry juice concentrate and puree. Additionally, the Company produces and distributes bio animal feed using the waste produced by its juice concentrate business.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States.

Basis of consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Merit Times International Limited and MeKeFuBang, as well as the financial statements of its VIE, Longkang.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Longkang is considered a VIE, and the Company is the primary beneficiary.  The Company’s relationships with Longkang and Longkang’s shareholders are governed by a series of contractual arrangements between MeKeFuBang, the Company’s wholly foreign-owned enterprise in the PRC, and Longkang, which is the operating entity of the Company in the PRC. Under PRC laws, each of MeKeFuBang and Longkang is an independent legal entity and none of them are exposed to liabilities incurred by the other party. The contractual arrangements constitute valid and binding obligations of the parties of such agreements. On June 10, 2009, the Company entered into the following contractual arrangements with Longkang, which were amended on December 20, 2010 to restrict Longkang’s ability to terminate such agreements.

Operating Agreement - Pursuant to the operating agreement among MeKeFuBang, Longkang and all shareholders of Longkang (the “Longkang Shareholders”), MeKeFuBang provides guidance and instructions on Longkang’s daily operations, financial management and employment issues. Longkang Shareholders must designate the candidates recommended by MeKeFuBang as their representatives on the board of directors of Longkang. MeKeFuBang has the right to appoint senior executives of Longkang. In addition, MeKeFuBang agrees to guarantee Longkang’s performance under any agreements or arrangements relating to Longkang’s business arrangements with any third party. Longkang, in return, agrees to pledge their accounts receivable and all of their assets to MeKeFuBang. Moreover, Longkang agrees that without the prior consent of MeKeFuBang, Longkang will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The terms of this agreement shall remain in full force and effect for the maximum period of time permitted by law unless being terminated by MeKeFuBang by giving a thirty day prior written notice. In no circumstances, however, Longkang can terminate this agreement.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of consolidation (continued)

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

The accounts of Longkang are consolidated in the accompanying consolidated financial statements pursuant to Financial Accounting Codification Standards Topic 810-10-05 and related subtopics related to the consolidation of Variable Interest Entities. As a VIE, Longkang’s sales are included in the Company’s net revenues, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Longkang’s net income. The Company does not have any non-controlling interest and accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the contractual arrangements, the Company has a pecuniary interest in Longkang that require consolidation of the Company’s and Longkang financial statements.

During the years ended December 31, 2012, 2011 and 2010, the Company provided no funding to Longkang.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of consolidation (continued)

The following financial statement amounts and balances of Longkang were included in the accompanying consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010:

	December 31, 2012	December 31, 2011	December 31, 2010
Total assets	$123,347,600	$95,708,503	$74,062,566
Total liabilities	6,843,837	4,552,786	7,622,613
Revenue	110,968,000	96,385,012	87,224,744
Cost of revenue	74,823,743	64,193,192	58,628,886
Net income	24,615,314	21,708,841	19,503,453
Cash provided by operating activities	37,861,544	27,473,817	19,579,537
Cash used in investing activities	(64,668,081)	(21,582,697)	-
Cash provided by financing activities	-	-	-

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates for the years ended December 31, 2012, 2011 and 2010 include the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, the assumption used in evaluating the anti-dilutive effects of warrants and the progress recognized in construction in progress.

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

Level 2-Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)

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

Cash – restricted

At December 31, 2012 and 2011, restricted cash consisted of cash deposits held with Company counsel and the cash is restricted to be used for the payment of fees and expenses related to becoming a public company and listing the Company’s ordinary shares on a senior exchange.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, the currency of which is not free trading, and no deposits are covered by insurance. Foreign exchange transactions are required to be conducted through institutions authorized by the Chinese government and there is no guarantee that Chinese currency can be converted to U.S. or other currencies. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

At December 31, 2012 and 2011, the Company’s cash balances by geographic area were as follows:

Country:	December 31, 2012		December 31, 2011
PRC	$52,065,282	99.8%	$54,191,963	99.8%
Hong Kong	94,726	0.2%	95,410	0.2%
Total cash and cash equivalents	$52,160,008	100.0%	$54,287,373	100.0%

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts receivable

Accounts receivable are recognized and carried at the invoiced amount less an allowance for uncollectible accounts, as needed.  The Company, when necessary, maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. A significant portion of the Company's sales are collected immediately upon the delivery of the product to the customer since the demand for its products exceeds its current supply.  At December 31, 2012, outstanding accounts receivable amounted to $63,049 and the allowance for uncollectible accounts is $45,195.

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates.  The Company recorded an inventory reserve of $50,448 and $99,592 at December 31, 2012 and 2011, respectively. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation, and storage fees.

Property and equipment

Property and equipment are carried at cost and are depreciated on a straight-line basis (after taking into account their respective estimated residual value) over the estimated useful lives of the assets. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.  When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.  Included in property and equipment is construction-in-progress which consisted of  costs for a factory under construction and machinery pending installation and includes the costs of construction, machinery and equipment, and any interest charges arising from borrowings used to finance these assets during the period of construction or installation. No provision for depreciation is made on construction-in-progress until such time as the relevant assets are completed and ready for their intended use.

Land use rights

Land use rights are stated at cost. The Company amortizes these land use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of revenues.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company estimates fair value bases on discontinued cash flows. The Company did not record any impairment charges for the years ended December 31, 2012, 2011 and 2010.

Income taxes

The Company is incorporated in the Cayman Islands, and is not subject to tax on income or capital gain under the current laws of Cayman Islands. In addition, upon payment of dividends by the Company to its shareholders, no Cayman Islands withholding tax is imposed.

The Company’s wholly-owned subsidiary, Merit Times is incorporated in British Virgin Islands (“BVI”), and is not subject to tax on income or capital gain. In addition, payments of dividends by the Merit Times to the Company are not subject to withholding tax in the BVI.

The Company’s operating subsidiary and VIE in PRC are governed by the Income Tax Law of the PRC.  The Company accounts for income taxes using the liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2012, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company files income tax returns with the local tax authorities within the PRC. Pursuant to the statute of limitations, the Company is open to audit by the various tax regulating authorities for the 2011 and 2012 tax years. However, the Company currently does not have any examinations in progress with any tax regulating authorities that would cause it to record an additional tax liability. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

Revenue recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues (net of value added tax (“VAT”)) from the sale of juice concentrate puree and animal bio feed upon shipment and transfer of title.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Shipping costs

Shipping costs are included in selling expenses and totaled $97,451, $74,830 and $63,251 for the years ended December 31, 2012, 2011 and 2010, respectively.

Employee benefits

The full-time employees of the Company’s PRC subsidiary and VIE are entitled to staff welfare benefits including medical care, housing fund, pension benefits and unemployment insurance, which are governmental mandated defined contribution plans. These entities are required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. For the years ended December 31, 2012, 2011 and 2010, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $172,634, $139,596 and $89,019, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statements of income. For the years ended December 31, 2012, 2011 and 2010, advertising expense amounted to $0, $0, and $14,782, respectively.

Research and development

Research and development costs are expensed as incurred. For the years ended December 31, 2012, 2011, and 2010, research and development costs amounted to $0, $618,812 and $147,520, respectively.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and VIE is the Chinese Renminbi (“RMB”). For the subsidiaries and VIE whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.  Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the RMB. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not transpired.

Asset and liability accounts at December 31, 2012 and 2011 were translated at 6.3086 RMB to $1.00 and at 6.3585 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2012, 2011 and 2010 were 6.3116 RMB, 6.464 RMB and 6.77875 RMB to $1.00, respectively.  Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the years ended December 31, 2012, 2011 and 2010 included net income and unrealized gains from foreign currency translation adjustments.

Related parties

Parties are considered to be related to the Company if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company shall disclose all material related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged.

Income per share of ordinary stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Basic net income per ordinary share is computed by dividing net income available to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period. Diluted income per ordinary share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of December 31, 2012 and 2011, potential not contingent dilutive ordinary shares consist of common stock warrants (using the treasury stock method).  As of December 31, 2012, the 1,500,000 contingent shares under the Financial Consulting Agreement (see Footnote 11) are not included in the potential dilutive shares in calculating the diluted EPS.

The following table presents a reconciliation of basic and diluted net income per ordinary share:

	Years Ended December 31,
	2012	2011	2010
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$45,966,607	$33,727,255	$25,230,978

Weighted average ordinary shares outstanding – basic	27,509,171	27,504,544	27,496,519
Effect of dilutive securities:
Warrants	1,053,159	-	-
Weighted average ordinary shares outstanding– diluted	28,562,330	27,504,544	27,496,519
Net income per ordinary share - basic	$1.67	$1.23	$0.92
Net income per ordinary share - diluted	$1.61	$1.23	$0.92

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income per share of ordinary stock (continued)

The Company's aggregate common stock equivalents at December 31, 2012, 2011 and 2010 include the following:

	December 31, 2012	December 31, 2011	December 31, 2010
Warrants	3,402,212	3,402,212	3,402,212
Total	3,402,212	3,402,212	3,402,212

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and chief executive officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified the reportable operating segments into (i) the manufacture and sale of Laiyang pear and other juice concentrate and puree segment and (ii) the manufacture and sale of bio-animal feed segment. The manufacture of bio-animal feed is dependent of the waste generated from the manufacture of Laiyang pear juice concentrate. The Company generates substantially all revenues from customers in the PRC and the Company’s tangible long-lived assets are substantially located in the PRC. Consequently, no geographic information is presented.

Recently adopted accounting pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively. For public entities, the guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted.

Recently announced accounting pronouncements not yet adopted

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 will not have a material effect on the Company’s financial statements.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently announced accounting pronouncements not yet adopted (continued)

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This guidance allows the FASB to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update the pronouncement issued in June 2011. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial statements.

NOTE 3 - INVENTORIES

At December 31, 2012 and 2011, inventories consisted of the following:

	December 31, 2012	December 31, 2011
Raw materials	$117,967	$112,285
Finished goods	3,864,461	14,392,031
	3,982,428	14,504,316
Less: reserve for obsolete inventory	(50,448)	(99,592)
Inventories, net	$3,931,980	$14,404,724

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2012 and 2011, property and equipment consisted of the following:

	Useful Life	2012	2011
Office equipment and furniture	10 Years	$146,311	$135,117
Manufacturing equipment	10 Years	16,520,175	16,358,911
Vehicles	10 Years	145,975	144,830
Construction in progress	-	1,311,045	806,890
Building and building improvements	10-20 Years	10,174,060	10,077,467
		28,297,566	27,523,215
Less: accumulated depreciation		(10,578,528)	(8,332,239)
Property and equipment, net		$17,719,038	$19,190,976

For the years ended December 31, 2012, 2011 and 2010, depreciation expense amounted to $2,179,345, $2,024,401 and $1,123,207, of which $1,907,871, $1,774,377 and $905,559 is included in cost of sales, and $271,474, $250,024 and $217,648 is included in general and administrative expenses, respectively.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in PRC. Land is owned by the government and the government grants land use rights for specified terms.  The following summarizes land use rights acquired by the Company.

	Description	Leased period	Acquisition date	Expiration date	Area
Parcel A	Factory, warehouse and offices	50	12/2004	12/2054	67,854 square meters
Parcel B,C	Laiyang pear orchards	30	01/2007	12/2037	128.8 acres
Parcels D to G	Laiyang pear orchards	30	01/2008	12/2038	371.8 acres
Parcel H	Laiyang pear orchard	30	03/2011	03/2041	214.2 acres
Parcel I	Laiyang pear orchard	30	03/2011	03/2041	296.6 acres
Parcel J	Factory, warehouse and offices	50	05/2011	05/2061	87,569 square meters
Parcel K	Laiyang pear orchards	30	04/2012	04/2042	502.5 acres
Parcel L	Factory, warehouse and offices	50	12/2004	12/2054	31,333 square meters
Parcels M to Q	Laiyang pear orchards	30	10/2012	10/2042	991.7 acres

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LAND USE RIGHTS (CONTINUED)

Land containing Laiyang Pear orchards will be used to supply pears to the Company for production.  The Company amortizes these land use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses.  Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of revenues. For the years ended December 31, 2012, 2011 and 2010, amortization of land use rights amounted to $2,439,853, $1,390,157 and $552,771, respectively.  At December 31, 2012 and 2011, land use rights consist of the following:

	Useful Life	2012	2011
Land use rights	30 - 50 years	$115,761,487	$50,663,351
Less: accumulated amortization		(5,898,413)	(3,430,267)
Land use rights, net		$109,863,074	$47,233,084

Amortization of land use rights attributable to future periods is as follows:

Years ending December 31:
2013	$3,695,848
2014	3,695,848
2015	3,695,848
2016	3,695,848
2017	3,695,848
Thereafter	91,383,834
$109,863,074

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – ACCRUED EXPENSES

At December 31, 2012 and 2011, accrued expenses consist of the following:

	December 31, 2012	December 31, 2011
Accrued payroll and employees benefit	$1,042,703	$1,094,414
Other	668,107	117,653
	$1,710,810	$1,212,067

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred stock

The Company authorized 1,000,000 preferred shares.  Preferred shares may be designated by the Company’s board of directors’.  There were no shares designated as of December 31, 2012 and 2011.

Warrants

In 2009, pursuant to a Subscription Agreement (the “Subscription Agreements”) between the Company and certain investors (the “Investors”) named in the Subscription Agreements, the Company completed an offering (the “Offering”) of the sale of investment units (the “Units”) for gross proceeds of $17,011,014, each Unit consisting of 50,000 Ordinary Shares, par value $0.001 per share (the “Ordinary Shares”) and five-year warrants to purchase 25,000 of the Ordinary Shares of the Company, at an exercise price of $6.00 per share (the “Warrants”).  In connection with the Offering, the Company issued 5,670,339 Ordinary Shares and 2,835,177 Warrants to Investors.  For the placement agent services, the Company paid to the placement agents a cash commission equal to 7% of the aggregate gross proceeds of the Units sold and issued five-year warrants to purchase 567,035 Ordinary Shares, which equal 10% of the number of Ordinary Shares sold in this Offering, exercisable at any time at a price equal to $6.00 per share for a five-year period.

Warrant activity for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance at beginning of year	3,402,212	$6.00	3,402,212	$6.00	3,402,212	6.00
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-
Balance at end of year	3,402,212	$6.00	3,402,212	$6.00	3,402,212	6.00

Warrants exercisable at end of year	3,402,212	$6.00	3,402,212	$6.00	3,402,212	6.00

At December 31, 2012, the weighted average remaining contractual life of the warrants is 1.82 years.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – CONCENTRATIONS

For the years ended December 31, 2012, 2011 and 2010, 15, 14 and 10 customers accounted for 100.0% of the Company’s revenues (net of “VAT”), respectively.  The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues (net of “VAT”) for the years ended December 31, 2012, 2011 and 2010 as follows:

	Percentage of total revenues
Customer	2012	2011	2010
1	8.5%	10.0%	11.9%
2	9.0%	10.4%	13.6%
3	8.8%	9.2%	12.3%
4	10.9%	12.2%	15.5%
5	8.9%	10.7%	11.9%
6	9.1%	10.8%	12.7%
7	9.9%	11.1%	12.5%

For the year ended December 31, 2012, one individual vendor contributed 10.1% of the total net purchases (net of “VAT”) of the Company. For the years ended December 31, 2011 and 2010, no individual vendors contributed over 10% of the total net purchases (net of “VAT”) of the Company.

NOTE 9 – STATUTORY AND NON-STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. As of December 31, 2009, Longkang’s appropriation of the statutory reserve had reached 50% of its registered capital. Therefore the Company’s addition to reserve for the years ended December 31, 2010, 2011 and 2012 was contributed by Mekefubang. For the years ended December 31, 2012, 2011 and 2010, statutory reserve activity is as follows:

	Statutory	Non-Statutory	Total
Balance – December 31, 2010	$1,240,102	$2,635,632	$3,875,734
Addition to reserves	1,241,639	620,819	1,862,458
Balance – December 31, 2011	2,481,741	3,256,451	5,738,192
Addition to reserves	2,187,713	1,093,857	3,281,570
Balance – December 31, 2012	$4,669,454	$4,350,308	$9,019,762

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES

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

The Company is incorporated in the Cayman Islands, and is not subject to tax on income or capital gain under the current laws of Caymen Islands. In addition, upon payment of dividends by the Company to its shareholders, no Cayman Islands withholding tax is imposed.

The Company’s wholly-owned subsidiary, Merit Times is incorporated in British Virgin Islands (“BVI”), and is not subject to tax on income or capital gain. In addition, payments of dividends by the Merit Times to the Company are not subject to withholding tax in the BVI.

For the Company’s operating subsidiary and VIE in China, they are subject to China’s Unified Corporate Income Tax Law (the “EIT Law”) which became effective in January 2008. The EIT Law established a single unified 25% income tax rate for most companies, including the Company’s subsidiary and VIE in China.

The newly effected EIT Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding  company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations. The Cayman Islands, where the Company is incorporated, does not have such tax treaty with China.

Undistributed earnings that the Company intends to reinvest indefinitely, and for which no deferred tax liability was recognized, were approximately $109,956,996 at December 31, 2012. The unrecognized deferred tax liability related to the undistributed earnings subject to withholding tax was approximately $10,959,700, $6,315,000, and $2,902,000 as of December 31, 2012, 2011 and 2010, respectively.

The table below summarizes the reconciliation of the Company’s income tax provision computed at the China statutory rate and the actual tax provision:

	Years Ended December 31,
	2012	2011	2010
Income tax provision at China statutory rate of 25%	$15,362,326	$11,275,583	$8,447,079
Permanent difference - Non-deductible Cayman Island and BVI loss	120,372	99,309	111,154
Other	(1)	184	(894)
Total provision for income taxes	$15,482,697	$11,375,076	$8,557,339

Income tax provision:
Current	$15,418,042	$11,311,945	$8,497,140
Deferred	64,655	63,131	60,199
Total provision for income taxes	$15,482,697	$11,375,076	$8,557,339

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Property and equipment	$776,229	$834,315
Total gross deferred tax assets	776,229	834,315
Less: valuation allowance	-	-
Net deferred tax assets	$776,229	$834,315

The Company may from time to time be assessed interest or penalties by tax regulating authorities, although any such assessments historically have been minimal and immaterial to its financial results. In the event the Company has such an assessment from a taxing authority, it is its accounting policy to recognize any interest and penalties as a component of income tax expense.

NOTE 11 – COMMITMENT AND CONTINGENCIES

Capital Commitment

The Company entered into three agreements (the “Construction Agreements”) on July 8, 2012, July 26, 2012 and September 18, 2012, respectively, for the construction of sewage treatment building and the installation of sewage equipments.  The construction is expected to be completed in April 2013. As of December 31, 2012, the future payments under the Construction Agreements are as follows:

Years ended December 31,	Amount
2012	$927,605
2013	65,387
2014	27,740
$1,020,732

Contingencies

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation, for which a material adverse effect on the Company’s consolidated financial statements as of December 31, 2012 is reasonably possible.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENT AND CONTINGENCIES (CONTINUED)

Consulting agreement

In June 2012 and as amended on November 9, 2012, the Company entered into a Financial Consulting Agreement (the “Financial Consulting Agreement”) with a financial consulting company (the “Consultant”) for financial services in connection with the Company’s intended completion of a private placement funding (“PP”) and an initial public offering (“IPO”), together referred to as the Financial Transactions (the “Financing Transactions”).  Pursuant to the Financial Consulting Agreement, the Consultant shall advise the Company in writing and will form a corporation (the "OD IPO Expense Corporation") through which some but not all of the expenses of the transaction will be paid including paying the costs and expenses of the United States securities counsel for the Company, legal expenses associated with off shore corporate restructuring, underwriter due diligence fees and deposits, other due diligence expenses, preparation and printing of marketing materials, consulting expenses and other fees in connection with the Financing Transactions in return for 1,500,000 shares of common stock of the Company. The 1,500,000 shares of common stock shall be deposited into an escrow account and shall be released to OD IPO Expense Corporation as follows; (a) 500,000 shares upon the closing of the PP and (b) 1,000,000 shares upon the closing of an IPO. If neither the PP nor an IPO is consummated by June 30, 2013, the 1,500,000 shares shall be returned to the Company. Upon closing of the PP, the Company agrees to pay $600,000 from the proceeds of the PP financing for additional transaction expenses and to reimburse the Consultant for a portion of its expenses incurred in connection with the PP. Further, upon closing of the IPO, the Company agrees to pay $300,000 from the proceeds of the IPO financing for additional transaction expenses and to reimburse the Consultant for a portion of its expenses incurred in connection with the IPO. Additionally, the Company agrees to use $500,000 of the proceeds of the IPO financing and shares of common stock with a value of $200,000 (“IR Shares”) to pay for an 12 month investor relations campaign as directed by the Consultant. The $500,000 and IR Shares shall be held in trust at the Company’s U.S. counsel and shall be paid to the vendors in the IR campaign at the direction of the Consultant.

Placement agent agreement

In November 2012, the Company entered into an exclusive placement agent agreement (the “Placement Agent Agreement”), whereby the placement agent (the “Placement Agent”) will render certain financial advisory and investment banking services to the Company in connection with the Company’s intention to raise financing in a private placement in the amount of approximately $30,000,000 to support certain capital expenditures and other corporate initiatives. The Company agreed to pay the Placement Agent (i) an initial retainer fee of $35,000, payable upon the signing of the Placement Agent Agreement and (ii) $25,000 upon delivery of a term sheet from a qualified party with respect to the financing.  In connection with a financing, the Company agrees to pay to the Placement Agent a cash success fee (the “Cash Success Fee”) equal to the greater of (i) $1,500,000 or (ii) seven percent (7%) of the gross proceeds raised from investors at the closing of each financing. Any retainer fees previously paid will be credited against the Cash Success Fee.

In addition to the Cash Success Fee above, the Company agrees to grant to the Placement Agent or its designee(s) a warrant (the “Success Warrant”) to acquire, at the effective per share price paid by an investor, that number of shares of the Company’s common stock that shall be equal to seven percent (7.0%) of the gross proceeds raised from the financing. The Success Warrant will be issued to Placement Agent and will be exercisable into common stock on an as-converted basis should the financing take the form of a non-equity issuance.  The Success Warrant will be exercisable at any time during the four years commencing with the date of closing of the financing. If the Company enters into a business transaction with a potential investor other than a financing (an “Alternate Transaction”), the Company agrees to pay Placement Agent a cash fee (an “Alternate Transaction Fee”) relating to such transaction equal to 5% of the consideration or value of such transaction.  Such Alternate Transaction may include, without limitation, a sale, merger, licensing agreement, joint venture, or other transactions.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – COMMITMENT AND CONTINGENCIES (CONTINUED)

Placement agent agreement (continued)

Either party may terminate this Placement Agent Agreement at any time by giving the other party at least thirty (30) business days prior written notice of such termination, at which time the Company shall pay Placement Agent any and all out-of-pocket fees and expenses incurred up to the date thereof.  In addition, Placement Agent shall be entitled to a Cash Success Fee, a Success Warrant, and/or Alternate Transaction Fee, as defined above, if a financing and/or an Alternate Transaction with an investor introduced by Placement Agent or the Company results in a consummated transaction, or an agreement to consummate a transaction, within 12 months of the termination or expiration of this Placement Agent Agreement. The Company agreed that it shall give Placement Agent the right of first refusal for subsequent financings and the right of first negotiation for a period of 2 years from the date of closing of a financing to act as exclusive financial advisor or investment banker on any subsequent investment banking transactions, including, but not limited to a secondary public offering, involving the Company.

NOTE 12 – OPERATING RISKS

Lack of Insurance

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. As a result, the Company may incur uninsured liabilities and losses as a result of the conduct of its business. There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of the Company’s common stock could lose their entire investments.

Country risk

The Company has significant operating risk in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company can give no assurance that those changes in political and other conditions will not result in a material adverse effect upon the Company.

Exchange risk

The Company cannot guarantee the Renminbi and US dollar exchange rate will remain steady, therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on exchange rate of RMB and US dollar. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

NOTE 13 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the years ended December 31, 2012, 2011 and 2010 were juice concentrate and puree segment and the bio-animal feed segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of December 31, 2012 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed.  There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the PRC, no geographical segments are presented.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – SEGMENT REPORTING (CONTINUED)

Segment operating profit is determined based upon internal performance measures used by the chief operating decision-maker.  The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including net revenues, gross profit and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company manages certain operating expenses separately at the corporate level and do not allocate such expenses to the segments. Segment income from operations excludes interest income/expense and other income or expenses and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges, and unallocated costs in measuring the performance of the reportable segments.

Segment information available with respect to these reportable business segments for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Revenues:
Juice concentrate and puree segment	$164,803,656	$126,515,745	$100,163,361
Bio animal feed segment	13,229,409	10,473,751	5,364,172
Other	-	-	16,265
Total segment and consolidated revenues	178,033,065	136,989,496	105,543,798
Gross profit:
Juice concentrate and puree segment	55,666,588	41,332,518	32,902,203
Bio animal feed segment	10,580,022	8,437,053	4,374,447
Other	-	-	16,265
Total segment and consolidated gross profit	66,246,610	49,769,571	37,292,915

Income from operations:
Juice concentrate and puree segment	$52,930,205	$39,086,915	$31,618,801
Bio animal feed segment	10,573,575	8,429,702	4,372,651
Total segment income from operations	63,503,780	47,516,617	35,991,452
Unallocated costs	(2,815,909)	(2,655,481)	(2,269,563)
Total consolidated income from operations	60,687,871	44,861,136	33,721,889

Depreciation and amortization: Juice concentrate and puree segment	$4,456,259	$3,257,230	$1,645,608
Bio animal feed segment	132,232	129,053	21,009
Total segment depreciation and amortization	4,588,491	3,386,283	1,666,617
Unallocated depreciation and amortization	30,707	28,275	9,361
Total consolidated depreciation and amortization	4,619,198	3,414,558	1,675,978

Capital additions:
Juice concentrate and puree segment	$65,200,373	$33,081,228	$11,092,631
Bio animal feed segment	-	-	2,626,306
Total segment capital additions	65,200,373	33,081,228	13,718,937
Unallocated capital additions	53,671	69,243	262,382
Total consolidated capital additions	65,254,044	33,150,471	13,981,319

Segment assets:	December 31, 2012	December 31, 2011
Juice concentrate and puree segment	$128,724,314	$77,939,834
Bio animal feed segment	2,470,613	2,593,970
Total segment assets	131,194,927	80,533,804
Cash	52,160,008	54,287,373
Other current assets	833,595	1,149,549
Common property and equipment	319,165	294,980
Total consolidated assets	$184,507,695	$136,265,706

The Company does not allocate any general and administrative expenses, other income or income taxes to its reportable segments because these activities are managed at a corporate level.

NOTE 14 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION

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

Because a significant portion of our operations and revenues are conducted and generated in China, all of our revenues being earned and currency received are denominated in RMB. RMB is subject to the exchange control regulation in China, and, as a result, we may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into US Dollars.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

ORIENTAL DRAGON CORPORATION
Condensed Parent Company Balance Sheets

	As of December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$94,726	$95,410
Cash – restricted	940	278,491
Prepaid expenses and other	2,000	2,000
Total Current Assets	97,666	375,901
Investments in subsidiaries at equity	172,540,238	125,080,687
Total Assets	$172,637,904	$125,456,588

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,912	$93,026
Accrued expenses	255,365	-
Total Current Liabilities	296,277	93,026

Shareholders' equity:
Preference shares ($0.001 par value; 1,000,000 shares authorized none issued and outstanding at December 31, 2012 and 2011)
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,509,171 and 27,509,171 shares issued and outstanding at December 31, 2012 and 2011, respectively)	27,509	27,509
Additional paid-in capital	16,385,297	16,385,297
Retained earnings	145,955,478	99,988,871
Accumulated other comprehensive income	9,973,343	8,961,885
Total Shareholders' Equity	172,341,627	125,363,562
Total Liabilities and Shareholders' Equity	$172,637,904	$125,456,588

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

ORIENTAL DRAGON CORPORATION
Condensed Parent Company Statements of Operations

	For the Years Ended December 31,
	2012	2011	2010
REVENUES	$-	$-	$-

OPERATING EXPENSES:
General and administrative	481,486	397,971	445,370
Total Operating Expenses	481,486	397,971	445,370

LOSS FROM OPERATIONS	(481,486)	(397,971)	(445,370)

LOSS ATTRIBUTABLE TO PARENT ONLY	(481,486)	(397,971)	(445,370)

EQUITY INCOME EARNINGS OF SUBSIDIARIES	46,448,093	34,125,226	25,676,348

NET INCOME	$45,966,607	$33,727,255	$25,230,978

ORIENTAL DRAGON CORPORATION
Condensed Parent Company Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,966,607	$33,727,255	$25,230,978
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in earnings of subsidiary	(46,448,093)	(34,125,226)	(25,676,348)
Stock-based compensation	-	24,000	24,000
Changes in assets and liabilities:
Prepaid expenses	-	5,000	(5,000)
Accounts payable	(52,114)	(28,927)	22,947
Accrued expenses	255,365	-	-
NET CASH USED IN OPERATING ACTIVITIES	(278,235)	(397,898)	(403,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment payments to subsidiaries	-	(900,000)	(11,000,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(900,000)	(11,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash – restricted	277,551	397,165	1,912,260
NET CASH PROVIDED BY FINANCING ACTIVITIES	277,551	397,165	1,912,260

NET DECREASE IN CASH AND CASH EQUIVALENTS	(684)	(900,733)	(9,491,163)
CASH AND CASH EQUIVALENTS- beginning of year	95,410	996,143	10,487,306
CASH AND CASH EQUIVALENTS- end of year	$94,726	$95,410	$996,143

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – CONDENSED PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

Notes to the Condensed Parent Company Financial Statements

Note 1. Basis of Preparation

The condensed financial information of the Company has been prepared using the same accounting policies as set out in the Group’s consolidated financial statements except that the Company used the equity method to account for investments in its subsidiaries and variable interest entity.

Note 2. Investments in Subsidiaries and VIE

The Company and its subsidiaries and variable interest entity were included in the consolidated financial statements where the inter-company balances and transactions were eliminated upon consolidation. For purpose of the Company’s stand-alone financial statements, its investments in subsidiaries and variable interest entity were reported using the equity method of accounting. The Company’s share of income and losses from its subsidiaries and variable interest entity were reported as equity in earnings of subsidiaries and variable interest entity in the accompanying parent company financial statements.

Note 3. Retained Earnings

The retained earnings in the Company’s stand-alone financial statements do not represent the distributable earnings of the Group as it includes the statutory and non-statutory reserves of its subsidiary and VIE in PRC of $9,019,762 and $5,738,192 for the years ended December 31, 2012 and 2011, respectively; and it also includes the unrecorded deferred tax, which is related to the undistributed earnings subject to withholding tax of its subsidiary and VIE in PRC, of $10,959,700 and $6,315,000 for the years ended December 31, 2012 and 2011, respectively, as discussed in Note 10.

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements (in thousands, except share and per share data). The sum of the quarterly net income per share amounts do not necessarily equal the annual amount reported, as per share amounts are computed independently for each quarter and the annual period based on the weighted average common shares outstanding in each period. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter
2012	First	Second	Third	Fourth
Revenue	$63,852	$9,706	$33,601	$70,874
Gross profit	22,230	3,725	13,533	26,759
Net income	15,941	2,058	9,416	18,551
Basic net income per ordinary share	0.58	0.07	0.34	0.67
Diluted net income per ordinary share	0.58	0.07	0.34	0.64
	Quarter
2011	First	Second	Third	Fourth
Revenue	$51,232	$11,130	$16,639	$57,988
Gross profit	17,677	3,852	11,446	16,795
Net income	12,755	2,230	3,100	15,642
Basic net income per ordinary share	0.46	0.08	0.11	0.57
Diluted net income per ordinary share	0.46	0.08	0.11	0.57

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NAME	AGE	POSITION	Date of Appointment
Zhide Jiang	54	President, Chief Executive Officer and Chairman of the Board of Directors	October 22, 2009
Adam Wasserman	48	Chief Financial Officer	June 22, 2010
Lili Jiang	34	Director	May 28, 2010

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

Adam Wasserman, Chief Financial Officer

Mr. Wasserman has been our Chief Financial Officer since June 22, 2010. He has been an integral member of executive management responsible for financial and accounting. He has a strong background in financial reporting, budgeting and planning, mergers and acquisitions, auditing, accounting, automated systems, banking relations and internal controls.  Mr. Wasserman has substantial experience with SEC filings such as initial public offerings, 10-Ks and 10-Qs.  Mr. Wasserman has a strong background in serving companies located in China, and has been extensively involved in managing private-to-public projects and providing consulting services to public companies in China and domestically since 1999. Mr. Wasserman is chief executive officer for CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns 80% and 60% of such businesses, respectively.  CFO Oncall, Inc. provides chief financial officer services to various companies. Mr. Wasserman has served as the Chief Financial Officer of Apps Genius Corp since January 2011, Yew Bio-Pharm Group, Inc. since September 2011, Universal Tech Corp since November 2012, Wally World Media, Inc. since November 2012 and Cleantech Solutions International, Inc. since December 2012.  Mr. Wasserman also served as chief financial officer for Gold Horse International, Inc. from July 2007 to September 2011, Transax International Limited from May 2005 to December 2011, and other companies all under the terms of consulting agreements with CFO Oncall. Mr. Wasserman holds a Bachelor of Science in Accounting from the State University of New York at Albany. He is a member of The American Institute of Certified Public Accountants, is a director, treasurer and an executive board member of Gold Coast Venture Capital Association.

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

To our knowledge, during the fiscal year ended December 31, 2012, based solely on a review of the copies of such reports furnished to us, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed.

ITEM 11. COMPENSATION DIRECTORS AND EXECUTIVE OFFICERS.

Summary Compensation Table— Fiscal Years Ended December 31, 2012, 2011and 2010

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhide Jiang,
President, CEO and	2010	166,950	0	0	0	0	0	0	166,950
Director (1)	2011	185,390	0	0	0	0	0	0	185,390
	2012	186,679	0	0	0	0	0	0	186,679

Adam Wasserman, CFO (2)	2010	30,600	0	18,000	0	0	0	18,000	66,600
	2011	60,000	0	24,000	0	0	0	0	84,000
	2012	60,000	0	24,000	0	0	0	0	84,000

Lili Jiang,
Vice General Sales Manager	2010	127,298	14,752	0	0	0	0	0	142,050
and Director (3)	2011	126,170	15,448	0	0	0	0	0	141,618
	2012	132,331	15,823	0	0	0	0	0	148,154

(1)
On October 22, 2009, Zhide Jiang was elected as the President and Chief Executive Officer of the Company effective immediately. He was also appointed as Chairman of the Board of Director of the Company effective November 7, 2009, which was within 10 days of filing an information statement required by Rule 14f-1 promulgated under the Exchange Act.

(2)
On June 22, 2010, Adam Wasserman was elected as the Chief Financial Officer of the Company effective immediately.  For the period from November 1, 2009 to June 21, 2010, Mr. Wasserman served as a consultant to the Company performing financial reporting services. In 2012, Mr. Wasserman received $60,000 in cash and shall shares of common stock valued at $24,000.These shares have not been issued as f the date of this report. In 2011, Mr. Wasserman received $60,000 in cash and received 8,000 shares of common stock valued at $3.00 per share. Currently, Mr. Wasserman’s compensation is paid to CFO Oncall Asia, Inc. where he serves as Chief Executive Officer and he owns 60%. For 2010, Mr. Wasserman was paid cash or earned salary of $30,600, received cash as a consulting fee of $18,000, received 6,000 ordinary shares of the Company valued at $3.00 per share.

(3)         Ms. Jiang received the compensation as vice general sales manager of the Company. She did not receive compensation as director of the Company.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2012.

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

Under the Proud Glory Option Agreement, for at least three years, Mr. Jiang shall serve as managing director or other officer of Merit Times; and in anticipation of Mr. Jiang’s continuing contributions to the group including Merit Times, MeKeFuBang and Longkang, if the group meets certain thresholds of the revenue conditions, Mr. Jiang shall have rights and options to be transferred up to 100% shares of Proud Glory Limited at a nominal price within the next five years (the “Option”).

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees

The aggregate fees paid for each of the last two fiscal years for professional services rendered by Sherb and Co, LLP, our prior principal accountant, for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-K or 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $30,000 for the fiscal year ended December 31, 2012 and $134,500 for the fiscal year ended December 31, 2011. The aggregate fees paid for each of the last two fiscal years for professional services rendered by Grant Thornton China, our principal accountant, for the audit of the Company’s annual financial statements in the Company’s Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was approximately $275,180 for the fiscal year ended December 31, 2012.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) Tax Fees

There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning.

(4) All Other Fees

There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountants, other than the services reported above.

(5) Pre-Approval Policies and Procedures

Before the accountant is engaged by the issuer to render audit or non-audit service, the engagement is approved by the Company’s the board of directors acting as the audit committee.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(1) Financial Statements and Report of Independent Registered Public Accounting Firms, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-29 of this report.

(2) Financial Statement Schedule: None.

(3) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement by and between the Company and Merit Times International Limited, dated October 22, 2009 (2)
3.1	Memorandum of Association (1)
3.2	Amended and Restated Memorandum of Association (1)
3.3	Articles of Association (1)
3.4	Certificate of Incorporation on Change of Name (9)
4.1	Form of Warrant (2)
10.1	Orchard Contracting and Transferring Contract – San Jia Wan Village (14)
10.2	Orchard Contracting and Transferring Contract – Xi Wu Long Village (14)
10.3	Proxy Agreement, dated December 20, 2010 (12)
10.4	Option Agreement, dated December 20, 2010 (12)
10.5	Option Agreement, dated August 5, 2009 (2)
10.6	Equity Pledge Agreement, dated December 20, 2010 (12)
10.7	Fund Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and American Stock Transfer & Trust Company as escrow agent, dated October 22, 2009 (2)
10.8	Investor Relations Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (2)
10.9	Holdback Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (2)
10.10	Going Public Escrow Agreement, amongst the Company, Grandview Capital, Inc., Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (4)
10.11	Make Good Escrow Agreement, amongst the Company, Make Good Shareholder, Access America Fund, LP and Anslow & Jaclin, LLP as escrow agent, dated October 22, 2009 (4)
10.12	Lock-Up Agreement, by and between the Company and Lockup Stockholder, dated October 22, 2009 (2)
10.13	Translation of Land Lease with Yejiabo Village, Zhaowangzhuang Town of Laiyang City (4)
10.14	Translation of Land Lease with Dongwulong Village, Zhaowangzhuang Town of Laiyang City (4)
10.15	Translation of Land Lease with JiadianVillage, Bolinzhuang Town of Laiyang City (4)
10.16	Translation of Land Lease with Beixiaoping Village, Bolinzhuang Town of Laiyang City (4)
10.17	Translation of Land Lease with Zhaojiabuzi Village, Heluo Town of Laiyang City (4)
10.18	Translation of Land Lease with Luergang Village, Zhaowangzhuang Town of Laiyang City (4)
10.19	Translation of sales agreement with Shandong Zhanhua Haohua Fruit Juice Co., Ltd. (4)
10.20	Translation of sales agreement with Qingdao Dongxu Xinshen Trading Co. (4)
10.21	Translation of sales agreement with Yantai Jinyuan Food Co., Ltd. (4)
10.22	Translation of Cooperative Agreement – Contract of Orchard Contracting and Management (4)
10.23	Translation of Cooperative Agreement (4)
10.24	Employment Agreement between the Company and Larry X. Chin (5)
10.25	Construction contract dated December 25, 2009 (6)
10.26	Employment Agreement with Adam Wasserman (7)
10.27	Patent Licensing Agreement with Zhide Jiang (7)
10.28	Director Agreement with Mr. Barry Shapiro (8)
10.29	Director Agreement with Mr. Chengrong Wang (8)
10.30	Director Agreement with Mr. Maosen Cui (8)
10.31	Orchard contracting and transferring contract – Zhaojiabuzi village (13)
10.32	Orchard contracting and transferring contract – Beixiaooing village (13)
10.33	Land use rights transfer contract (13)
14.1	Code of Business Conduct and Ethics (12)
21.1	List of subsidiaries of the Registrant (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
99.1	Translation of Exclusive producer license from Laiyang city government (4)
99.2	Translation of 2006 – 2008 China’s Fruit Processing Industry Report issued by Beijing Business & Intelligence Consulting Co. Ltd. (“BBIC report”) (11)
99.3	Translation of Scientific and Technological Achievement Certificate - Technology Research and Applications of Laiyang Pear Juice Concentrate’s Effective Health and Medical Functions (10)

99.4	Translation of Scientific and Technological Achievement Certificate - Production of Bio Animal Feed from Fermented Fruit and Vegetable Wastes (10)
99.5	Translation of Industry Analysis Report of China Laiyang Pear Related Products issued by Beijing Zongheng Economy Research Institute (“Industry Analysis Report”) (10)
99.6	Translation of The Forecasting and Analysis Report of the Market and Investment Opportunities of China Fruit Juice Industry issued by China Economy Research Associates (“CERA report”) (10)
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated herein by reference to the Form 10 Registration Statement filed on July 14, 2006.
(2)	Incorporated herein by reference to the current report on Form 8-K filed on October 27, 2009.
(3)	Incorporated herein by reference to the registration statement on Form S-1 filed on November 20, 2009.
(4)	Incorporated herein by reference to the registration statement on Form S-1/A filed on January 20, 2010.
(5)	Incorporated herein by reference to the current report on Form 8-K filed on January 28, 2010.
(6)	Incorporated herein by reference to the annual report on Form 10-K filed on March 31, 2010.
(7)	Incorporated herein by reference to the registration statement on Form S-1/A filed on July 7, 2010.
(8)	Incorporated herein by reference to the current report on Form 8-K filed on August 5, 2010
(9)	Incorporated herein by reference to the current report on Form 8-K filed on September 8, 2010
(10)	Incorporated herein by reference to the registration statement on Form S-1/A filed on September 24, 2010.
(11)	Incorporated herein by reference to the registration statement on Form S-1/A filed on November 2, 2010.
(12)	Incorporated herein by reference to the annual report on 10-K filed on March 31, 2011.
(13)	Incorporated herein by reference to the quarterly report on Form 10-Q filed on August 15, 2011.
(14)	Incorporated herein by reference to the quarterly report on Form 10-Q filed on August 14, 2012.
*	Filed herein.
**	In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are furnished and not filed.
           †         Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these section.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL DRAGON CORPORATION

Date: April 1, 2013	By:	/s/ Zhide Jiang
Zhide Jiang President, Chief Executive Officer
And Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)

Date: April 1, 2013	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Zhide Jiang	President, Chief Executive Officer and	April 1, 2013
Zhide Jiang	Chairman of the Board of Directors (Principal Executive Officer)

/s/ Adam Wasserman	Chief Financial Officer and	April 1, 2013
Adam Wasserman	Principal Financial Officer (Principal Financial and Accounting officer)

/s/ Lili Jiang	Director	April 1, 2013
Lili Jiang