Form 10-Q
period 2013-03-31
Oriental Dragon Corp
filed 2013-05-15
CIK 1368196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  27,509,171 ordinary shares are issued and outstanding as of May 15, 2013.

ORIENTAL DRAGON CORPORATION
FORM 10-Q
March 31, 2013

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$56,946,621	$52,160,008
Cash - restricted	940	940
Accounts receivable, net of allowance for uncollectible accounts	-	17,854
Inventories, net of reserve for obsolete inventory	1,291,192	3,931,980
Prepaid expenses and other	29,495	38,572

Total Current Assets	58,268,248	56,149,354

PROPERTY AND EQUIPMENT, net	17,268,913	17,719,038

OTHER ASSETS:
Land use rights, net	109,538,146	109,863,074
Deferred tax assets	764,236	776,229

Total Assets	$185,839,543	$184,507,695

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$247,977	$510,153
Accrued expenses	525,156	1,710,810
Income taxes payable	2,850,120	5,998,995
VAT and other taxes payable	744,961	3,946,110

Total Current Liabilities	4,368,214	12,166,068

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized, none issued and outstanding at March 31, 2013 and December 31, 2012)	-	-
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,509,171 shares issued and outstanding at March 31, 2013 and December 31, 2012)	27,509	27,509
Additional paid-in capital	16,385,297	16,385,297
Retained earnings	144,742,369	136,935,716
Statutory and non-statutory reserves	9,384,490	9,019,762
Accumulated other comprehensive income	10,931,664	9,973,343

Total Shareholders' Equity	181,471,329	172,341,627

Total Liabilities and Shareholders' Equity	$185,839,543	$184,507,695

The accompanying notes are an integral part of the unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

REVENUES	$36,214,238	$63,852,444

COST OF REVENUES	24,063,690	41,622,249

GROSS PROFIT	12,150,548	22,230,195

OPERATING EXPENSES:
Selling	137,682	171,628
General and administrative	1,145,077	865,777

Total Operating Expenses	1,282,759	1,037,405

INCOME FROM OPERATIONS	10,867,789	21,192,790

OTHER INCOME	42,422	92,914

INCOME BEFORE PROVISION FOR INCOME TAXES	10,910,211	21,285,704

PROVISION FOR INCOME TAXES	(2,738,830)	(5,344,313)

NET INCOME	$8,171,381	$15,941,391

COMPREHENSIVE INCOME:
NET INCOME	$8,171,381	$15,941,391

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	958,321	767,225

TOTAL COMPREHENSIVE INCOME	$9,129,702	$16,708,616

EARNINGS PER SHARE:
Basic	$0.30	$0.58
Diluted	$0.28	$0.58

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,509,171	27,509,171
Diluted	28,687,715	27,509,171

The accompanying notes are an integral part of the unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,171,381	$15,941,391
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	548,584	518,076
Amortization of land use rights	927,963	384,805
Inventory reserve	-	(49,930)
Deferred income taxes	16,241	16,171
Changes in assets and liabilities:
Accounts receivable	17,930	-
Inventories	2,659,314	11,988,119
Prepaid and other current assets	9,267	(1,553)
Accounts payable	(264,431)	(3,241,417)
Accrued expenses	(1,192,269)	(886,713)
VAT and other taxes payable	(3,219,102)	(623,685)
Income taxes payable	(3,178,165)	160,268

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,496,713	24,205,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,661)	(29,644)

NET CASH USED IN INVESTING ACTIVITIES	(1,661)	(29,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash - restricted	-	104,537

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	104,537

EFFECT OF EXCHANGE RATE ON CASH	291,561	305,793

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,786,613	24,586,218

CASH AND CASH EQUIVALENTS - beginning of period	52,160,008	54,287,373

CASH AND CASH EQUIVALENTS - end of period	$56,946,621	$78,873,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$5,900,754	$5,167,874

The accompanying notes are an integral part of the unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Oriental Dragon Corporation (the “Company”) was formed under the laws of the Cayman Islands on March 10, 2006 under the name of Emerald Acquisition Corporation. Effective on August 27, 2010, the Company’s corporate name was changed to Oriental Dragon Corporation. On October 22, 2009, the Company acquired Merit Times International Limited (“Merit Times”) in a reverse acquisition transaction. Merit Times was established on February 8, 2008, under the laws of British Virgin Islands. Pursuant to a share exchange agreement in this reverse acquisition transaction, the Company issued an aggregate of 21,333,332 ordinary shares to the shareholders of Merit Times, their designees or assigns in exchange for all of the issued and outstanding capital stock of Merit Times. On October 22, 2009, the Share Exchange closed and Merit Times became the Company’s wholly-owned subsidiary. Merit Times owns 100% of the outstanding capital stock of Shandong MeKeFuBang Food Limited (“MeKeFuBang”), a wholly foreign owned enterprise incorporated on June 9, 2009 under the laws of the People’s Republic of China (“PRC”). The registered capital of MeKeFuBang is $15 million and as of March 31, 2013, the capital injected by Merit Times into MeKeFuBang amounted to $13.9 million.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

Management acknowledges its responsibility for the preparation of the accompanying consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented. The accompanying unaudited consolidated financial statements for Oriental Dragon Corporation, its subsidiaries and variable interest entities, have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. This basis differs from that used in the statutory accounts of our subsidiaries in China, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises in the PRC. All necessary adjustments have been made to present the consolidated financial statements in accordance with U.S. GAAP.  These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2012.

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
March 31, 2013

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

During the three months ended March 31, 2013 and 2012, the Company provided no funding to Longkang.

The following financial statement amounts and balances of Longkang were included in the accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Total assets	$124,079,216	$123,347,600
Total liabilities	2,360,298	6,843,837

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of consolidation (continued)

The following financial statement amounts and balances of Longkang were included in the accompanying consolidated statements of income and consolidated statements of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Revenues	$23,261,799	$42,670,159
Cost of revenues	16,171,371	29,163,692
Net income	4,569,208	9,638,314
Cash provided by operating activities	2,361,847	18,025,189
Cash used in investing activities	-	-
Cash provided by financing activities	-	-

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates for the three months ended March 31, 2013 and 2012 include the allowance for obsolete inventory, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, the assumption used in evaluating the anti-dilutive effects of warrants and the progress recognized in construction in progress.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments purchased with an initial maturity of three months or less and money market accounts to be cash equivalents. The Company maintains cash and cash equivalents with various financial institutions mainly in the PRC. Balances in banks in the PRC are uninsured.

Cash – restricted

At March 31, 2013 and December 31, 2012, restricted cash consisted of cash deposits held with Company counsel and the cash is restricted to be used for the payment of fees and expenses related to becoming a public company and listing the Company’s ordinary shares on a senior exchange.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade accounts receivable. Substantially all of the Company’s cash is maintained with state-owned banks within the PRC, the currency of which is not free trading, and no deposits are covered by insurance. Foreign exchange transactions are required to be conducted through institutions authorized by the Chinese government and there is no guarantee that Chinese currency can be converted to U.S. or other currencies. The Company has not experienced any losses in such accounts.

At March 31, 2013 and December 31, 2012, the Company’s cash balances by geographic area were as follows:

Country:	March 31, 2013		December 31, 2012
PRC	$56,881,432	99.9%	$52,065,282	99.8%
Hong Kong	65,189	0.1%	94,726	0.2%
Total cash and cash equivalents	$56,946,621	100.0%	$52,160,008	100.0%

Accounts receivable

Accounts receivable are recognized and carried at the invoiced amount less an allowance for uncollectible accounts, as needed. The Company, when necessary, maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. A significant portion of the Company's sales are collected immediately upon the delivery of the product to the customer since the demand for its products exceeds its current supply. At March 31, 2013 and December 31, 2012, outstanding accounts receivable amounted to $45,444 and $63,049 and the allowance for uncollectible accounts is $45,444 and $45,195, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $50,726 and $50,448 at March 31, 2013 and December 31, 2012, respectively. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation, and storage fees.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company estimates fair value bases on discontinued cash flows. The Company did not record any impairment charges for the three months ended March 31, 2013 and 2012.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes (continued)

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping costs

Shipping costs are included in selling expenses and totaled $25,922 and $32,060 for the three months ended March 31, 2013 and 2012, respectively.

Employee benefits

The full-time employees of the Company’s PRC subsidiary and VIE are entitled to staff welfare benefits including medical care, housing fund, pension benefits and unemployment insurance, which are governmental mandated defined contribution plans. These entities are required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. For the three months ended March 31, 2013 and 2012, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $43,651 and $40,603, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statements of income. For the three months ended March 31, 2013 and 2012, advertising expense amounted to $0 and $0, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and development

Research and development costs are expensed as incurred. For the three months ended March 31, 2013 and 2012, research and development costs amounted to $0 and $0, respectively.

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

Asset and liability accounts at March 31, 2013 and December 31, 2012 were translated at 6.2741 RMB to $1.00 and at 6.3086 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2013 and 2012 were 6.2814 RMB and 6.3088 RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three months ended March 31, 2013 and 2012 included net income and unrealized gains from foreign currency translation adjustments.

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
March 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income per share of ordinary stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net income per ordinary share is computed by dividing net income available to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period. Diluted income per ordinary share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of March 31, 2013 and December 31, 2012, potential non-contingent dilutive ordinary shares consist of common stock warrants (using the treasury stock method). As of March 31, 2013 and December 31, 2012, the 1,500,000 contingent shares under the Financial Consulting Agreement (see Footnote 11) are not included in the potential dilutive shares in calculating the diluted EPS. During the three months ended March 31, 2012, warrants were not included in diluted weighted average ordinary shares outstanding since the warrants were anti-dilutive.

The following table presents a reconciliation of basic and diluted net income per ordinary share:

	Three Months Ended March 31,
	2013	2012
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$8,171,381	$15,941,391

Weighted average ordinary shares outstanding – basic	27,509,171	27,509,171
Effect of dilutive securities:
Warrants	1,178,544	-
Weighted average ordinary shares outstanding– diluted	28,687,715	27,509,171
Net income per ordinary share - basic	$0.30	$0.58
Net income per ordinary share - diluted	$0.28	$0.58

The Company's aggregate common stock equivalents at March 31, 2013 and 2012 include the following:

	March 31, 2013	March 31, 2012
Warrants	3,402,212	3,402,212
Total	3,402,212	3,402,212

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently adopted accounting pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210)”. The objective of this Update is to provide enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. This includes the effect or potential effect of rights of setoff associated with an entity’s recognized assets and recognized liabilities within the scope of this Update. The amendments require enhanced disclosures by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of ASU 2011-11 did not have a material effect on the Company’s financial statements.

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

NOTE 3 - INVENTORIES

At March 31, 2013 and December 31, 2012, inventories consisted of the following:

	March 31, 2013	December 31, 2012
Raw materials	$111,528	$117,967
Work in process	346,459	-
Finished goods	883,931	3,864,461
	1,341,918	3,982,428
Less: reserve for obsolete inventory	(50,726)	(50,448)
Inventories, net	$1,291,192	$3,931,980

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2013 and December 31, 2012, property and equipment consisted of the following:

	Useful Life	March 31, 2013	December 31, 2012
Office equipment and furniture	5-10 Years	$147,116	$146,311
Manufacturing equipment	10 Years	16,611,636	16,520,175
Vehicles	5-10 Years	146,778	145,975
Construction in progress	-	1,318,254	1,311,045
Building and building improvements	10-20 Years	10,231,047	10,174,060
		28,454,831	28,297,566
Less: accumulated depreciation		(11,185,918)	(10,578,528)
Property and equipment, net		$17,268,913	$17,719,038

For the three months ended March 31, 2013 and 2012, depreciation expense amounted to $548,584 and $518,076, of which $479,311 and $453,807 is included in cost of revenues and inventory, and $69,273 and $64,269 is included in general and administrative expenses, respectively.

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

Land containing Laiyang Pear orchards will be used to supply pears to the Company for production. The Company amortizes these land use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses. Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of revenues. For the three months ended March 31, 2013 and 2012, amortization of land use rights amounted to $927,963 and $384,805, respectively. At March 31, 2013 and December 31, 2012, land use rights consisted of the following:

	Useful Life	March 31, 2013	December 31, 2012
Land use rights	30 - 50 years	$116,398,036	$115,761,487
Less: accumulated amortization		(6,859,890)	(5,898,413)
Land use rights, net		$109,538,146	$109,863,074

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 5 – LAND USE RIGHTS (CONTINUED)

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending March 31:	Amount
2014	$3,716,171
2015	3,716,171
2016	3,716,171
2017	3,716,171
2018	3,716,171
Thereafter	90,957,291
$109,538,146

NOTE 6 – ACCRUED EXPENSES

At March 31, 2013 and December 31, 2012, accrued expenses consisted of the following:

	March 31, 2013	December 31, 2012
Accrued payroll and employees benefit	$194,845	$1,042,703
Other	330,311	668,107
	$525,156	$1,710,810

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred stock

The Company authorized 1,000,000 preferred shares. Preferred shares may be designated by the Company’s board of directors’. There were no shares designated as of March 31, 2013 and December 31, 2012.

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

Warrant activity for the three months ended March 31, 2013 was summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2012	3,402,212	$6.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at March 31, 2013	3,402,212	$6.00

Warrants exercisable at March 31, 2013	3,402,212	$6.00

At March 31, 2013, the weighted average remaining contractual life of the warrants is 1.57 years.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 8 – CONCENTRATIONS

For the three months ended March 31, 2013 and 2012, 14 and 12 customers accounted for 100% of the Company’s revenues (net of “VAT”), respectively. The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues (net of “VAT”) for the three months ended March 31, 2013 and 2012 as follows:

	Percentage of total revenues
	For the Three Months ended March 31,	For the Three Months ended March 31,
Customer	2013	2012
1	8.9%	10.9%
2	8.9%	11.5%
3	8.2%	10.6%
4	11.8%	11.4%
5	10.8%	12.8%
6	18.1%	5.7%

For the three months ended March 31, 2013, two individual vendor contributed 25.5% of the total net purchases (net of “VAT”) of the Company. For the three months ended March 31, 2012, no individual vendor contributed over 10% of the total net purchases (net of “VAT”) of the Company.

NOTE 9 – STATUTORY AND NON-STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. As of December 31, 2009, Longkang’s appropriation of the statutory reserve had reached 50% of its registered capital. Therefore, the Company’s addition to reserve for the three months ended March 31, 2013 was contributed by Mekefubang. For the three months ended March 31, 2013, statutory reserve activity was as follows:

	Statutory	Non-Statutory	Total
Balance – December 31, 2012	$4,669,454	$4,350,308	$9,019,762
Addition to reserves	364,728	-	364,728
Balance – March 31, 2013	$5,034,182	$4,350,308	$9,384,490

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
March 31, 2013

NOTE 10 – INCOME TAXES (CONTINUED)

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

Undistributed earnings that the Company intends to reinvest indefinitely, and for which no deferred tax liability was recognized, were approximately $117,813,487 at March 31, 2013. The unrecognized deferred tax liability related to the undistributed earnings subject to withholding tax was approximately $11,781,349 and $10,959,700, as of March 31, 2013 and December 31, 2012, respectively.

The table below summarizes the reconciliation of the Company’s income tax provision computed at the China statutory rate and the actual tax provision:

	Three Months Ended March 31,
	2013	2012
Income tax provision at China statutory rate of 25%	$2,727,553	$5,321,426
Permanent difference - Non-deductible Cayman Island and BVI loss	11,277	22,887
Total provision for income taxes	$2,738,830	$5,344,313

Income tax provision:
Current	$2,722,589	$5,328,142
Deferred	16,241	16,171
Total provision for income taxes	$2,738,830	$5,344,313

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Deferred tax assets:
Property and equipment	$764,236	$776,229
Total gross deferred tax assets	764,236	776,229
Less: valuation allowance	-	-
Net deferred tax assets	$764,236	$776,229

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Capital Commitment

The Company entered into three agreements (the “Construction Agreements”) on July 8, 2012, July 26, 2012 and September 18, 2012, respectively, for the construction of sewage treatment building and the installation of sewage equipment. The construction was completed as of May 15, 2013. As of March 31, 2013, the future payments under the Construction Agreements are as follows:

Twelve-month periods ending March 31,	Amount
2014	$653,782
2015	65,746
2016	27,892
$747,420

Contingencies

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation, for which a material adverse effect on the Company’s consolidated financial statements as of March 31, 2013 is reasonably possible.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Placement agent agreement (continued)

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

NOTE 12 – OPERATING RISKS

Lack of Insurance

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. As a result, the Company may incur uninsured liabilities and losses as a result of the conduct of its business. There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of the Company’s common stock could lose their entire investment.

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 13 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the three months ended March 31, 2013 and 2012 were juice concentrate and puree segment and the bio-animal feed segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of March 31, 2013 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the PRC, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three months ended March 31, 2013 and 2012 was as follows:

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2013	2012
Revenues:
Juice concentrate and puree segment	$33,175,120	$59,452,273
Bio animal feed segment	3,039,118	4,400,171
Total segment and consolidated revenues	36,214,238	63,852,444
Gross profit:
Juice concentrate and puree segment	9,710,068	18,707,579
Bio animal feed segment	2,440,480	3,522,616
Total segment and consolidated gross profit	12,150,548	22,230,195

Income from operations:
Juice concentrate and puree segment	$8,909,436	$18,234,672
Bio animal feed segment	2,440,480	3,522,616
Total segment income from operations	11,349,916	21,757,288
Unallocated costs	(482,127)	(564,498)
Total consolidated income from operations	10,867,789	21,192,790

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

NOTE 13 – SEGMENT REPORTING (CONTINUED)

	For The Three Months Ended March 31,	For The Three Months Ended March 31,
	2013	2012
Depreciation and amortization:
Juice concentrate and puree segment	$1,432,820	$861,838
Bio animal feed segment	34,584	32,713
Total segment depreciation and amortization	1,467,404	894,551
Unallocated depreciation and amortization	9,143	8,330
Total consolidated depreciation and amortization	1,476,547	902,881

Capital additions:
Juice concentrate and puree segment	$1,661	$29,644
Bio animal feed segment	-	-
Total segment capital additions	1,661	29,644
Unallocated capital additions	-	-
Total consolidated capital additions	1,661	29,644

	March 31, 2013	December 31, 2012
Segment assets:
Juice concentrate and puree segment	$125,348,167	$128,724,314
Bio animal feed segment	2,443,139	2,470,613
Total segment assets	127,791,306	131,194,927
Cash	56,946,621	52,160,008
Other current assets	794,671	833,595
Common property and equipment	306,945	319,165
Total consolidated assets	$185,839,543	$184,507,695

The Company does not allocate any general and administrative expenses, other income or income taxes to its reportable segments because these activities are managed at a corporate level.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Oriental Dragon Corporation for the three months ended March 31, 2013 and 2012 should be read in conjunction with the Oriental Dragon Corporation financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note Regarding Forward-Looking Statements and Business sections in our Form 10-K as filed with the Securities and Exchange Commission on April 1, 2013. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

As further discussed below, we generate revenues mostly from the sale of Laiyang Pear juice concentrate. In the three months ended March 31, 2013 and 2012, we also generated revenues from the sale of our bio animal feed product and in the three months ended March 31, 2013, we generated revenues from the sale of strawberry juice concentrate puree. Our revenues for the three months ended March 31, 2013 were $36.2 million, representing a decrease of 43.3% from the three months ended March 31, 2012 with revenues of $63.9 million. Our net income for the three months ended March 31, 2013 was $8.2 million, representing a decrease of 48.7% compared with our net income of $15.9 million for the three months ended March 31, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements for the three months ended March 31, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line method (after taking into account their respective estimated residual value) over the estimated useful lives of the assets. The estimated useful lives of the assets are as follows:

Useful Life
Building and building improvements	10-20	Years
Manufacturing equipment	10	Years
Office equipment and furniture	5-10	Years
Vehicle	5-10	Years

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues (net of value added tax (“VAT”)) from the sale of juice concentrate puree and bio animal feed upon shipment and transfer of title.

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

We applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2013, we had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three months ended March 31, 2013 and 2012 included net income and unrealized gains from foreign currency translation adjustments.

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

	For the Three Months Ended March 31,
	2013	2012
REVENUES	$36,214,238	$63,852,444
COST OF REVENUES	24,063,690	41,622,249
GROSS PROFIT	12,150,548	22,230,195
OPERATING EXPENSES:
Selling	137,682	171,628
General and administrative	1,145,077	865,777
Total Operating Expenses	1,282,759	1,037,405
INCOME FROM OPERATIONS	10,867,789	21,192,790
OTHER INCOME	42,422	92,914
INCOME BEFORE INCOME TAXES	10,910,211	21,285,704
PROVISION FOR INCOME TAXES	(2,738,830)	(5,344,313)
NET INCOME	$8,171,381	$15,941,391
COMPREHENSIVE INCOME:
NET INCOME	$8,171,381	$15,941,391
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	958,321	767,225
COMPREHENSIVE INCOME	$9,129,702	$16,708,616

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenues. For the three months ended March 31, 2013, we had revenues of $36,214,238, as compared to revenues of $63,852,444 for the three months ended March 31, 2012, a decrease of 43.3%. Revenue and changes for each product line was summarized as follows:

	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012	Increase (Decrease)	Percentage Change
Laiyang pear juice concentrate (1)	$33,119,607	$59,452,273	$(26,332,666)	(44.3)%
Strawberry juice concentrate and puree (2)	55,513	-	55,513	100.0%
Bio animal feed (3)	3,039,118	4,400,171	(1,361,053)	(30.9)%
Total revenues	$36,214,238	$63,852,444	$(27,638,206)	(43.3)%

(1)           During the three months ended March 31, 2013, although we continue to see strong demand for our Laiyang Pear juice concentrate products, during the three months ended March 31, 2013, our revenues from Laiyang Pear juice concentrate decreased by 44.3% as compared to the three months ended March 31, 2012 with the Laiyang Pear juice concentrate decreased revenue attributable to a decrease in volume with no change in our selling price. During the three months ended March 31, 2013, we sold 12,482 metric tons (“MT”) of Laiyang pear juice concentrate as compared to 22,504 MT in the three months ended March 31, 2102, a decrease of 44.5%.

The decrease in the sales of our Laiyang Pear juice concentrate products was due to our inability to purchase and grow a sufficient quantity of Laiyang pears during the 2013/2012 growing season caused by bad weather. During the three months ended March 31, 2013, we purchased 102,764 MT of Laiyang pears as compared to 146,819 MT during the three months ended March 31, 2012, a 30.0% decrease. Additionally, during the fourth quarter of 2012, we purchased 225,098 MT of Laiyang pears as compared to 240,553 MT during the fourth quarter of 2012, a 6.4% decrease. During the three months ended March 31, 2013, our business was adversely affected by weather and environmental factors beyond our control, such as adverse weather conditions during the squeezing season. We have no control over such forces of nature and the necessary raw materials were not available to us.  The availability of these raw materials may vary significantly and may affect the quantity and profitability of our products.  In addition, due to strong sales in the fourth quarter of 2012, we had less inventory on hand at December 31, 2012 as compared to December 31, 2011 and accordingly, we had less inventory to sell during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Our Laiyang Pear juice concentrate is in short supply. For 2012, our total production utilization rate was approximately 99%, while, for 2011, our total production utilization rate was approximately 87%. As of March 31, 2013, through cooperative agreements, we have the exclusive use of 15,088 acres of Laiyang pear plantations and additional acres will be developed each year pursuant to cooperative agreements with contract farmers. As of March 31, 2013, we have also secured our supply of Laiyang Pear by acquiring land use rights to 128.8 acres of Laiyang Pear orchards in 2007, 371.8 acres of Laiyang Pear orchards in 2008, 510.7 acres of Laiyang Pear orchards in 2011, and 1,494.2 acres of Laiyang Pear orchards in 2012.

Our business is highly seasonal, reflecting the harvest season of our primary source fruits, the Laiyang Pear, during the months from September through the following February.  We produce fruit juice concentrate and store it in cold storage until it is sold.  Typically, a substantial portion of our revenues are earned during our first, third and fourth quarters. We generally experience lower revenues during our second quarter.  Our inventory levels increase during the third and fourth quarter of the year and decrease substantially in the first quarter of the year. Generally we sell the remaining inventory balances during the first or second quarter of the year.  We have not experienced a shortfall in working capital during our production period and we have sufficient working capital on hand to secure our raw materials. As discussed above if we experience a bad harvest season due to weather or other situation that we cannot control, we would have a shortage of primary raw material and we would experience a substantial decrease in our revenues.

(2)      The production of strawberry juice concentrate and puree that we produce is dependent upon the season and production requirements of our Laiyang Pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce and sell strawberry juice concentrates and puree when we are not producing Laiyang Pear juice concentrate. For the three months ended March 31, 2013, we had an increase in revenues from the sale of strawberry juice concentrate and puree of $55,513, or 100.0%, as compared the three months ended March 31, 2012. During the three months ended March 31, 2013, we were able to produce strawberry juice concentrate and puree. In 2012, we did not produce strawberry juice concentrate and puree until the second quarter.

(3)         The manufacture of bio-animal feed began in 2010 and is dependent on the waste generated from the manufacture of Laiyang pear juice concentrate. During the three months ended March 31, 2013, we produced less Laiyang pear juice concentrate as compared to the three months ended March 31, 2012 and accordingly we produced less animal bio feed. Currently, our bio-animal feed is sold to 2 customers who have purchased all of the bio-animal feed produced. For the three months ended March 31, 2013, we had a decrease in revenues from the sale of bio-animal feed of $1,361,053 or 30.9% as compared the three months ended March 31, 2012. This decrease was attributable to a decrease in volume sold of 31.2% with no changes in the selling price.

Cost of revenues. Cost of revenues decreased by $17,558,559, or 42.2%, from $41,622,249 for the three months ended March 31, 2012 to $24,063,690 for the three months ended March 31, 2013 and was primarily attributable to the decrease in our revenues.

Gross profit and gross margin. Our gross profit was $12,150,548 for the three months ended March 31, 2013 as compared to $22,230,195 for the three months ended March 31, 2012 representing gross margins of 33.6% and 34.8%, respectively.

Gross margin percentages by product line are as follows:

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Laiyang Pear juice concentrate	29.3%	31.5%
Strawberry juice concentrate and puree	40.6%	-
Bio animal feed	80.3%	80.1%
Overall gross profit %	33.6%	34.8%

●
For the three months ended March 31, 2013, the decrease in gross margin percentages related to Laiyang Pear juice concentrate as compared to the three months ended March 31, 2012, was attributed to a slight increase in raw materials costs. Additionally, the decrease in our gross margin was attributed to the decline in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation and amortization to cost of revenues as we operated at lower production levels.

●
Gross margin percentages related to the sale of bio animal feed was 80.3% for the three months ended March 31, 2013 as compared to 80.1% for the three months ended March 31, 2012. We use waste from the production of Laiyang Pear juice concentrate as our main raw material in the production of the bio animal feed. The production of bio animal feed is dependent on the production of waste from the production of Laiyang Pear juice concentrate.

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

Selling expenses. Selling expenses, which includes sales related compensation and related benefits, shipping and handling costs and other selling costs, were $137,682 for the three months ended March 31, 2013 as compared to $171,628 for the three months ended March 31, 2012, a decrease of $33,946 or 19.8%. The decreases were primarily attributable to a decrease in sales commission expense and a decrease in shipping and handling expenses. Selling expenses consisted of the following:

	Three Months Ended March 31,
	2013	2012
Compensation and related benefits	$110,485	$139,038
Shipping and handling	25,922	32,060
Other	1,275	530

Total	$137,682	$171,628

●
For the three months ended March 31, 2013, compensation and related benefits decreased by approximately 20.5% as compared to the three months ended March 31, 2012 primarily due to a decrease in commissions paid on decreased revenues. For the three months ended March 31, 2013 and 2012, commission expense amounted to $58,125 and $104,339, respectively. We pay a sales commission on revenues generated from the sale of Laiyang pear juice concentrate and strawberry juice concentrate and puree at a rate equal to 0.15% the total amount invoiced to our customers, including VAT. We do not pay any sales commission for revenue generated from Bio animal feed. We expect commission to increase proportionally as revenues from the sale of juice and puree products increase.

●
For the three months ended March 31, 2013, shipping and handling expenses decreased by $6,138 or 19.1% as compared to the three months ended March 31, 2012. In the three months ended March 31, 2013 and 2012, shipping and handling expenses were substantially paid by our customers.

General and administrative expenses. General and administrative expenses amounted to $1,145,077 for the three months ended March 31, 2013, as compared to $865,777 for the three months ended March 31, 2012, an increase of $279,300 or 32.3%. General and administrative expenses consisted of the following:

	Three Months Ended March 31,
	2013	2012
Compensation and related benefits	$218,241	$234,891
Professional fees	41,935	64,346
Depreciation	69,273	64,269
Amortization of land use rights	602,820	245,340
Other	212,808	256,931

Total	$1,145,077	$865,777

●
For the three months ended March 31, 2013, compensation and related benefits decreased due to a decrease in administrative salaries and related benefits. During the three months ended March 31, 2012, we paid a bonus of approximately $19,000. We did not pay a bonus during the three months ended March 31, 2013.

●
Professional fees consisted of legal fees, accounting fees, internal control consulting services and other fees associated with being a public company. For the three months ended March 31, 2013, professional fees decreased by $22,411 or 34.8% as compared to the three months ended March 31, 2012. This decrease was attributable to a decrease in legal fees of approximately $32,000 offset by an increase in accounting fees related to a change in auditor of approximately $10,000.

●
During the three months ended March 31, 2013, depreciation for fixed assets increased by $5,004 or 7.8% as compared to the three months ended March 31, 2012. The increase was primarily attributable to the increase in depreciable fixed assets.

●
During the three months ended March 31, 2013, amortization of land use rights increased by $357,480 or 145.7% as compared to the three months ended March 31, 2012. The increase was attributable to the amortization of land use rights acquired in March 2011, April 2012 and October 2012 relating to new Laiyang Pear orchards. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, we include the amortization of the respective land use rights in general and administrative expenses. Upon the use of pears from the orchards in the production process, we reflect the amortization of these land use rights in cost of revenues.

●
Other general and administrative expenses consist of entertainment, utilities, office maintenance, travel expenses, miscellaneous taxes, office supplies, filing fees and telephone. During the three months ended March 31, 2013, other general and administrative expenses decreased by $44,123 or 17.2% as compared to the three months ended March 31, 2012. The increase was primarily attributable to a decrease in non-capitalized maintenance expenses of approximately $72,000 offset by an increase in other miscellaneous items of approximately $28,000.

Income from operations. For the three months ended March 31, 2013, income from operations was $10,867,789, as compared to $21,192,790 for the three months ended March 31, 2012, a decrease of $10,325,001 or 48.7%.

Other income. For the three months ended March 31, 2013, other income amounted to $42,422 as compared to $92,914 for the three months ended March 31, 2012, a decrease of $50,492 or 54.3%. The decrease was primarily attributable to the following:

●	For the three months ended March 31, 2013, interest income decreased by $48,197 as compared to the three months ended March 31, 2012, and related to a decrease in funds in interest bearing accounts.

Income tax expense. Income tax expense decreased by $2,605,483, or 48.8%, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 which was attributed to a decrease in taxable income.

Net income. As a result of the factors described above, our net income for the three months ended March 31, 2013 was $8,171,381, or $0.30 per ordinary share (basic) and $0.28 per ordinary share (diluted). For the three months ended March 31, 2012, we had net income of $15,941,391, or $0.58 per ordinary share (basic and diluted).

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $958,321 for the three months ended March 31, 2013 as compared to $767,225 for the three months ended March 31, 2012. These non-cash gains had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended March 31, 2013, comprehensive income of $9,129,702 is derived from the sum of our net income of $8,171,381 plus foreign currency translation gains of $958,321. For the three months ended March 31, 2012, comprehensive income of $16,708,616 is derived from the sum of our net income of $15,941,391 plus foreign currency translation gains of $767,225.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, our balance of cash and cash equivalents was $56,946,621, as compared to $52,160,008 as of December 31, 2012. Substantially all of these funds were located in financial institutions located in China. At March 31, 2013 and December 31, 2012, our cash balances by geographic area were as follows:

Region:	March 31, 2013		December 31, 2012
PRC	$56,881,432	99.9%	$52,065,282	99.8%
Hong Kong	65,189	0.1%	94,726	0.2%
Total cash and cash equivalents	$56,946,621	100.0%	$52,160,008	100.0%

Our primary uses of cash have been for the construction of our new factory and warehouse facility, for the purchase of equipment for the new productions lines, and for the acquisition of land use rights underlying our new production and office facility and for Laiyang pear orchards. Additionally, we use cash for employee compensation, new product development and working capital. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance higher level of inventories,
●	Addition of administrative and sales personnel as the business grows,
●	Acquisitions of similar or complimentary businesses,
●	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
●	Development of new products in the bio-animal feed industry to complement our current products,
●	The cost of being a public company and the continued increase in costs due to governmental compliance activities, and
●	Capital expenditures to add production lines and cold storage facilities and for the acquisition of additional land use rights to harvest Laiyang pears.

Cash flows for the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Changes in our working capital position at March 31, 2013 compared to December 31, 0212 are summarized as follows:

	March 31, 2013	December 31, 2012	Increase in Working Capital
Current assets	$58,268,248	$56,149,354	$2,118,894
Current liabilities	4,368,214	12,166,068	7,797,854
Working capital	$53,900,034	$43,983,286	$9,916,748

Our working capital increased by $9,916,748. This increase in working capital is primarily attributable to:

●	An increase in cash and cash equivalent of approximately $4,787,000 as described below,
●	A decrease in accounts payable of approximately $262,000 due to net payments made for accounts payable in 2012,
●	A decrease in accrued expenses of approximately $1,186,000 due to the payment accrued bonuses,
●	An decrease in income taxes payable of approximately $3,149,000, and
●	An decrease in VAT and other taxes payable of approximately $3,201,000,

Offset by:

●	A decrease in inventories of approximately $2,641,000 from the sale of substantially all of the 2012/2013 Laiyang pear inventory on hand at December 31, 2012.

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

Generally, we receive payment from our customers immediately upon delivery of our products. We have been able to collect our accounts receivable balances at or near the time of delivery. Accordingly, as of March 31, 2013 and December 31, 2012, our accounts receivable was immaterial. In the future, we expect to continue to collect payments in advance of delivery.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$4,496,713	$24,205,532
Cash flows used in investing activities	$(1,661)	$(29,644)
Cash flows provided by financing activities	$-	$104,537
Effect of exchange rate on cash	$291,561	$305,793
Net increase in cash and cash equivalents	$4,786,613	$24,586,218

Net cash flow provided by operating activities was $4,496,713 for the three months ended March 31, 2013 as compared to $24,205,532 for the three months ended March 31, 2012, a decrease of $19,708,819.

●	Net cash flow provided by operating activities for the three months ended March 31, 2013 was mainly due to:

●	net income of $8,171,381 adjusted for the add back of non-cash items such as depreciation of $548,584, the amortization of land use rights of $927,963, and deferred income taxes of $16,241, and
●	Changes in operating assets and liabilities consisting primarily of:

●	a decrease in accounts receivable of $17,930 and,
●	a decrease in inventories of $2,659,314 attributable to the seasonality factors described above,

offset by
●	a decrease in accounts payable of $264,431,
●	a decrease in accrued expenses of $1,192,269,
●	a decrease in VAT and other taxes payable of $3,219,102 and,
●	a decrease in income taxes payable of $3,178,165.

●	Net cash flow provided by operating activities for the three months ended March 31, 2012 was mainly due to:

●
net income of $15,941,391 adjusted for the add back (reduction) of non-cash items such as depreciation of $518,076, the amortization of land use rights of $384,805, deferred income taxes of $16,171 and a reduction in inventory reserve of $49,930, and

●	Changes in operating assets and liabilities consisting primarily of:

●	a decrease in inventories of $11,988,119 attributable to the seasonality factors described above, and
●	an increase in income taxes payable of $160,268.

offset by
●	a decrease in accounts payable of $3,241,417,
●	a decrease in accrued expenses of $886,713, and
●	a decrease in other taxes payable of $623,685 due to the payment of VAT and other taxes due.

Net cash flow used in investing activities was $1,661 for the three months ended March 31, 2013 as compared to $29,644 for the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012, we used cash of $1,661 and $29,644 for the purchase of property and equipment, respectively.

Net cash flow provided by financing activities was $0 for the three months ended March 31, 2013 as compared to $104,537 for the three months ended March 31, 2012. During the three months ended March 31, 2013 and 2012, we received operating cash from our restricted cash held in escrow of $0 and $104,537, respectively.

Contractual Obligations

The following tables summarize our contractual obligations as of March 31, 2013 and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	5 Years +
Contractual Obligations:
Construction payable	$747,420	$653,782	$93,638	$-	$-
Total Contractual Obligations:	$747,420	$653,782	$93,638	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective at March 31, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, first quarter of the fiscal year ending December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINING SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Extension Schema Document
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
** In accordance with SEC Release 33-8238, Exhibit 32.1 is furnished and not filed.
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

ORIENTAL DRAGON CORPORATION

Date: May 15, 2013	By:	/s/ Zhide Jiang
Zhide Jiang
President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Principal Financial Officer)