Form 10-Q
period 2013-06-30
Oriental Dragon Corp
filed 2013-08-14
CIK 1368196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  27,509,171 ordinary shares are issued and outstanding as of August 14, 2013.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Quarterly Report on Form 10-Q and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ORIENTAL DRAGON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$23,037,783	$52,160,008
Cash - restricted	-	940
Accounts receivable, net of allowance for uncollectible accounts	9,388,279	17,854
Inventories, net of reserve for obsolete inventory	9,601,299	3,931,980
Prepaid expenses and other	30,222	38,572

Total Current Assets	42,057,583	56,149,354

PROPERTY AND EQUIPMENT, net	17,521,111	17,719,038

OTHER ASSETS:
Land use rights, net	132,091,025	109,863,074
Deferred tax assets	759,279	776,229

Total Assets	$192,428,998	$184,507,695

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$77,484	$510,153
Accrued expenses	771,279	1,710,810
Income taxes payable	1,773,813	5,998,995
VAT and other taxes payable	632,792	3,946,110

Total Current Liabilities	3,255,368	12,166,068

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized,
none issued and outstanding at June 30, 2013 and December 31, 2012)	-	-
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 27,509,171
shares issued and outstanding at June 30, 2013 and December 31, 2012)	27,509	27,509
Additional paid-in capital	16,385,297	16,385,297
Retained earnings	149,361,865	136,935,716
Statutory and non-statutory reserves	9,721,224	9,019,762
Accumulated other comprehensive income	13,677,735	9,973,343

Total Shareholders' Equity	189,173,630	172,341,627

Total Liabilities and Shareholders' Equity	$192,428,998	$184,507,695

The accompanying notes are an integral part of the unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

REVENUES	$19,484,291	$9,706,273	$55,698,529	$73,558,717

COST OF REVENUES	11,480,019	5,981,015	35,543,709	47,603,264

GROSS PROFIT	8,004,272	3,725,258	20,154,820	25,955,453

OPERATING EXPENSES:
Selling	101,366	74,151	239,048	245,779
General and administrative	1,327,222	948,206	2,472,299	1,813,983

Total Operating Expenses	1,428,588	1,022,357	2,711,347	2,059,762

INCOME FROM OPERATIONS	6,575,684	2,702,901	17,443,473	23,895,691

OTHER INCOME	39,372	75,085	81,794	167,999

INCOME BEFORE PROVISION FOR INCOME TAXES	6,615,056	2,777,986	17,525,267	24,063,690

PROVISION FOR INCOME TAXES	(1,658,826)	(720,011)	(4,397,656)	(6,064,324)

NET INCOME	$4,956,230	$2,057,975	$13,127,611	$17,999,366

COMPREHENSIVE INCOME:
NET INCOME	$4,956,230	$2,057,975	$13,127,611	$17,999,366

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	2,746,071	107,762	3,704,392	874,987

TOTAL COMPREHENSIVE INCOME	$7,702,301	$2,165,737	$16,832,003	$18,874,353

EARNINGS PER SHARE:
Basic	$0.18	$0.07	$0.48	$0.65
Diluted	$0.17	$0.07	$0.46	$0.65

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,509,171	27,509,171	27,509,171	27,509,171
Diluted	28,630,570	27,602,911	28,826,268	27,602,911

The accompanying notes are an integral part of the unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,127,611	$17,999,366
Adjustments to reconcile net income from operations to net cash
(used in) provided by operating activities:
Depreciation	1,119,494	1,035,306
Amortization of land use rights	2,048,816	950,106
Inventory reserve	-	(49,888)
Deferred income taxes	32,679	32,315
Changes in assets and liabilities:
Accounts receivable	(9,275,511)	-
Inventories	(5,531,570)	6,788,897
Prepaid and other current assets	9,015	(1,552)
Prepaid VAT on purchases	-	(216,318)
Accounts payable	(437,546)	(3,308,380)
Accrued expenses	(960,721)	(824,949)
VAT and other taxes payable	(3,360,721)	(605,141)
Income taxes payable	(4,305,437)	(4,489,414)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(7,533,891)	17,310,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of land use rights	(21,801,976)	(21,737,065)
Purchase of property and equipment	(560,595)	(31,365)

NET CASH USED IN INVESTING ACTIVITIES	(22,362,571)	(21,768,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash - restricted	940	224,184

NET CASH PROVIDED BY FINANCING ACTIVITIES	940	224,184

EFFECT OF EXCHANGE RATE ON CASH	773,297	379,477

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,122,225)	(3,854,421)

CASH AND CASH EQUIVALENTS - beginning of period	52,160,008	54,287,373

CASH AND CASH EQUIVALENTS - end of period	$23,037,783	$50,432,952

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$8,670,414	$10,521,423

The accompanying notes are an integral part of the unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Oriental Dragon Corporation (the “Company”) was formed under the laws of the Cayman Islands on March 10, 2006 under the name of Emerald Acquisition Corporation. Effective on August 27, 2010, the Company’s corporate name was changed to Oriental Dragon Corporation. On October 22, 2009, the Company acquired Merit Times International Limited (“Merit Times”) in a reverse acquisition transaction. Merit Times was established on February 8, 2008, under the laws of British Virgin Islands. Pursuant to a share exchange agreement in this reverse acquisition transaction, the Company issued an aggregate of 21,333,332 ordinary shares to the shareholders of Merit Times, their designees or assigns in exchange for all of the issued and outstanding capital stock of Merit Times. On October 22, 2009, the Share Exchange closed and Merit Times became the Company’s wholly-owned subsidiary. Merit Times owns 100% of the outstanding capital stock of Shandong MeKeFuBang Food Limited (“MeKeFuBang”), a wholly foreign owned enterprise incorporated on June 9, 2009 under the laws of the People’s Republic of China (“PRC”). The registered capital of MeKeFuBang is $15 million and as of June 30, 2013, the capital injected by Merit Times into MeKeFuBang amounted to $13.9 million.

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
June 30, 2013

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
June 30, 2013

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

During the six months ended June 30, 2013 and 2012, the Company provided no funding to Longkang.

The following financial statement amounts and balances of Longkang were included in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Total assets	$127,032,722	$123,347,600
Total liabilities	1,929,900	6,843,837

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of consolidation (continued)

The following financial statement amounts and balances of Longkang were included in the accompanying consolidated statements of income and consolidated statements of operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Revenues	$31,757,589	$52,103,857
Cost of revenues	21,531,811	34,960,125
Net income	6,125,754	11,803,716
Cash provided by operating activities	4,736,133	20,655,365
Cash used in investing activities	-	(21,737,065)
Cash provided by financing activities	-	-

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates for the six months ended June 30, 2013 and 2012 include the allowance for obsolete inventory, the allowance for doubtful accounts on accounts receivable, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, the assumption used in evaluating the anti-dilutive effects of warrants and progress recognized in construction in progress.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, restricted cash, accounts receivable, inventories, prepaid expenses and other, accounts payable, accrued expenses, income taxes payable and VAT and other taxes payable approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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
June 30, 2013

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

Cash – restricted

At June 30, 2013 and December 31, 2012, restricted cash consisted of cash deposits held with Company counsel and the cash is restricted to be used for the payment of fees and expenses related to becoming a public company and listing the Company’s ordinary shares on a senior exchange.

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

At June 30, 2013 and December 31, 2012, the Company’s cash balances by geographic area were as follows:

Country:	June 30, 2013		December 31, 2012
PRC	$23,003,146	99.8%	$52,065,282	99.8%
Hong Kong	34,637	0.2%	94,726	0.2%
Total cash and cash equivalents	$23,037,783	100.0%	$52,160,008	100.0%

Accounts receivable

Accounts receivable are recognized and carried at the invoiced amount less an allowance for uncollectible accounts, as needed. The Company, when necessary, maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. A significant portion of the Company's sales are collected immediately upon the delivery of the product to the customer since the demand for its products exceeds its current supply. At June 30, 2013 and December 31, 2012, outstanding accounts receivable amounted to $9,434,410 and $63,049 and the allowance for uncollectible accounts is $46,131 and $45,195, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. An allowance is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected market value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the market value. These reserves are recorded based on estimates. The Company recorded an inventory reserve of $51,492 and $50,448 at June 30, 2013 and December 31, 2012, respectively. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation, and storage fees.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews, long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company estimates fair value bases on discontinued cash flows. The Company did not record any impairment charges for the six months ended June 30, 2013 and 2012.

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
June 30, 2013

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

The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Shipping and handling costs

Shipping and handling costs are included in selling expenses and totaled $36,419 and $33,272 for the six months ended June 30, 2013 and 2012, respectively.

Employee benefits

The full-time employees of the Company’s PRC subsidiary and VIE are entitled to staff welfare benefits including medical care, housing fund, pension benefits and unemployment insurance, which are governmental mandated defined contribution plans. These entities are required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. For the six months ended June 30, 2013 and 2012, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $93,425 and $114,547, respectively.

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statements of income. For the six months ended June 30, 2013 and 2012, the Company did not record any advertising expense.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and development

Research and development costs are expensed as incurred. For the six months ended June 30, 2013 and 2012, the Company did not record any research and development expense.

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

Asset and liability accounts at June 30, 2013 and December 31, 2012 were translated at 6.1807 RMB to $1.00 and at 6.3086 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the six months ended June 30, 2013 and 2012 were 6.2437 RMB and 6.3141 RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the six months ended June 30, 2013 and 2012 included net income and unrealized gains from foreign currency translation adjustments.

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
June 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income per share of ordinary stock

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net income per ordinary share is computed by dividing net income available to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period. Diluted income per ordinary share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. As of June 30, 2013 and December 31, 2012, potential non-contingent dilutive ordinary shares consist of common stock warrants (using the treasury stock method). As of June 30, 2013 and December 31, 2012, the 1,500,000 contingent shares under the Financial Consulting Agreement (see Note 11) are not included in the potential dilutive shares in calculating the diluted EPS.

The following table presents a reconciliation of basic and diluted net income per ordinary share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$4,956,230	$2,057,975	$13,127,611	$17,999,366
Weighted average ordinary shares outstanding - basic	27,509,171	27,509,171	27,509,171	27,509,171
Effect of dilutive securities:
Warrants	1,121,399	93,740	1,317,097	93,740
Weighted average ordinary shares outstanding - diluted	28,630,570	27,602,911	28,826,268	27,602,911
Net income per ordinary share - basic	$0.18	$0.07	$0.48	$0.65
Net income per ordinary share - diluted	$0.17	$0.07	$0.46	$0.65

The Company's aggregate common stock equivalents at June 30, 2013 and 2012 include the following:

	June 30, 2013	June 30, 2012
Warrants	3,402,212	3,402,212
Total	3,402,212	3,402,212

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
June 30, 2013

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

Recently announced accounting pronouncements not yet adopted

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This guidance allows the FASB to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update the pronouncement issued in June 2011. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial statements.

NOTE 3 - INVENTORIES

At June 30, 2013 and December 31, 2012, inventories consisted of the following:

	June 30, 2013	December 31, 2012
Raw materials	$235,361	$117,967
Work in process	485,970	-
Finished goods	8,931,460	3,864,461
	9,652,791	3,982,428
Less: reserve for obsolete inventory	(51,492)	(50,448)
Inventories, net	$9,601,299	$3,931,980

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	Useful Life	June 30, 2013	December 31, 2012
Office equipment and furniture	5 - 10 Years	$149,340	$146,311
Manufacturing equipment	10 Years	18,763,976	16,520,175
Vehicles	5 - 10 Years	148,996	145,975
Construction in progress	-	1,483	1,311,045
Building and building improvements	10 - 20 Years	10,385,654	10,174,060
		29,449,449	28,297,566
Less: accumulated depreciation		(11,928,338)	(10,578,528)
Property and equipment, net		$17,521,111	$17,719,038

For the six months ended June 30, 2013 and 2012, depreciation expense amounted to $1,119,494 and $1,035,306, of which $979,060 and $905,224 is included in cost of revenues and inventory, and $140,434 and $130,082 is included in general and administrative expenses, respectively.

NOTE 5 – LAND USE RIGHTS

There is no private ownership of land in PRC. Land is owned by the government and the government grants land use rights for specified terms. The following summarizes land use rights acquired by the Company.

	Description	Leased period	Acquisition date	Expiration date	Area
Parcel A	Factory, warehouse and offices	50	12/2004	12/2054	67,854 square meters
Parcel B,C	Laiyang pear orchards	30	01/2007	12/2037	128.8 acres
Parcels D to G	Laiyang pear orchards	30	01/2008	12/2038	371.8 acres
Parcel H	Laiyang pear orchard	30	03/2011	03/2041	214.2 acres
Parcel I	Laiyang pear orchard	30	03/2011	03/2041	296.6 acres
Parcel J	Factory, warehouse and offices	50	05/2011	05/2061	87,569 square meters
Parcel K	Laiyang pear orchards	30	04/2012	04/2042	502.5 acres
Parcel L	Factory, warehouse and offices	50	12/2004	12/2054	31,333 square meters
Parcels M to Q	Laiyang pear orchards	30	10/2012	10/2042	991.7 acres
Parcels R to T	Laiyang pear orchards	30	04/2013	04/2043	498.3 acres

Land containing Laiyang Pear orchards will be used to supply pears to the Company for production. The Company amortizes these land use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses. Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of revenues. For the six months ended June 30, 2013 and 2012, amortization of land use rights amounted to $2,048,816 and $950,106, respectively. At June 30, 2013 and December 31, 2012, land use rights consisted of the following:

	Useful Life	June 30, 2013	December 31, 2012
Land use rights	30 - 50 years	$140,181,196	$115,761,487
Less: accumulated amortization		(8,090,171)	(5,898,413)
Land use rights, net		$132,091,025	$109,863,074

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 5 – LAND USE RIGHTS (CONTINUED)

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending June 30:	Amount
2014	$4,506,468
2015	4,506,468
2016	4,506,468
2017	4,506,468
2018	4,506,468
Thereafter	109,558,685
$132,091,025

NOTE 6 – ACCRUED EXPENSES

At June 30, 2013 and December 31, 2012, accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012
Accrued payroll and employees benefit	$257,030	$1,042,703
Other	514,249	668,107
	$771,279	$1,710,810

NOTE 7 – SHAREHOLDERS’ EQUITY

Preferred stock

The Company authorized 1,000,000 preferred shares. Preferred shares may be designated by the Company’s board of directors. There were no shares designated as of June 30, 2013 and December 31, 2012.

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

Warrant activity for the six months ended June 30, 2013 was summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2012	3,402,212	$6.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at June 30, 2013	3,402,212	$6.00

Warrants exercisable at June 30, 2013	3,402,212	$6.00

At June 30, 2013, the weighted average remaining contractual life of the warrants is 1.31 years.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 8 – CONCENTRATIONS

For the six months ended June 30, 2013 and 2012, 15 and 13 customers accounted for 100% of the Company’s revenues (net of “VAT”), respectively. The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues (net of “VAT”) for the six months ended June 30, 2013 and 2012 as follows:

	Percentage of total revenues
	For the Six Months Ended June 30,
Customer	2013	2012
1	5.8%	9.6%
2	5.8%	10.1%
3	17.3%	18.7%
4	7.7%	10.0%
5	7.1%	11.3%
6	11.8%	5.1%
7	19.4%	0.0%

For the six months ended June 30, 2013, two individual vendors contributed 25.8% of the total net purchases (net of “VAT”) of the Company. For the six months ended June 30, 2012, no individual vendor contributed over 10% of the total net purchases (net of “VAT”) of the Company.

NOTE 9 – STATUTORY AND NON-STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. As of December 31, 2009, Longkang’s appropriation of the statutory reserve had reached 50% of its registered capital. Therefore, the Company’s addition to reserve for the six months ended June 30, 2013 was contributed by Mekefubang. For the six months ended June 30, 2013, statutory reserve activity was as follows:

	Statutory	Non-Statutory	Total
Balance – December 31, 2012	$4,669,454	$4,350,308	$9,019,762
Addition to reserves	701,462	-	701,462
Balance – June 30, 2013	$5,370,916	$4,350,308	$9,721,224

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
June 30, 2013

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

Undistributed earnings that the Company intends to reinvest indefinitely, and for which no deferred tax liability was recognized, were approximately $115,965,964 at June 30, 2013. The unrecognized deferred tax liability related to the undistributed earnings subject to withholding tax was approximately $11,596,596 and $10,959,700, as of June 30, 2013 and December 31, 2012, respectively.

The table below summarizes the reconciliation of the Company’s income tax provision computed at the China statutory rate and the actual tax provision:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income tax provision at China statutory rate of 25%	$1,653,764	$694,497	$4,381,317	$6,015,923
Permanent difference - non-deductible Cayman Island and BVI loss	5,062	25,514	16,339	48,401
Total provision for income taxes	$1,658,826	$720,011	$4,397,656	$6,064,324

Income tax provision:
Current	$1,642,388	$703,867	$4,364,977	$6,032,009
Deferred	16,438	16,144	32,679	32,315
Total provision for income taxes	$1,658,826	$720,011	$4,397,656	$6,064,324

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Deferred tax assets:
Property and equipment	$759,279	$776,229
Total gross deferred tax assets	759,279	776,229
Less: valuation allowance	-	-
Net deferred tax assets	$759,279	$776,229

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 11 – COMMITMENT AND CONTINGENCIES

Contingencies

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation, for which a material adverse effect on the Company’s consolidated financial statements as of June 30, 2013 is reasonably possible.

Consulting agreement

In June 2012 and as amended on November 9, 2012, the Company entered into a Financial Consulting Agreement (the “Financial Consulting Agreement”) with a financial consulting company (the “Consultant”) for financial services in connection with the Company’s intended completion of a private placement funding (“PP”) and an initial public offering (“IPO”), together referred to as the Financial Transactions (the “Financing Transactions”). Pursuant to the Financial Consulting Agreement, the Consultant shall advise the Company in writing and will form a corporation (the "OD IPO Expense Corporation") through which some but not all of the expenses of the transaction will be paid including paying the costs and expenses of the United States securities counsel for the Company, legal expenses associated with off shore corporate restructuring, underwriter due diligence fees and deposits, other due diligence expenses, preparation and printing of marketing materials, consulting expenses and other fees in connection with the Financing Transactions in return for 1,500,000 shares of common stock of the Company. The 1,500,000 shares of common stock shall be deposited into an escrow account and shall be released to OD IPO Expense Corporation as follows; (a) 500,000 shares upon the closing of the PP and (b) 1,000,000 shares upon the closing of an IPO. If neither the PP nor an IPO is consummated by June 30, 2013, the 1,500,000 shares shall be returned to the Company. As of the filing date of this report, neither the PP nor an IPO is completed and the 1,500,000 shares are still deposited in an escrow account. Upon closing of the PP, the Company agrees to pay $600,000 from the proceeds of the PP financing for additional transaction expenses and to reimburse the Consultant for a portion of its expenses incurred in connection with the PP. Further, upon closing of the IPO, the Company agrees to pay $300,000 from the proceeds of the IPO financing for additional transaction expenses and to reimburse the Consultant for a portion of its expenses incurred in connection with the IPO. Additionally, the Company agrees to use $500,000 of the proceeds of the IPO financing and shares of common stock with a value of $200,000 (“IR Shares”) to pay for an 12 month investor relations campaign as directed by the Consultant. The $500,000 and IR Shares shall be held in trust at the Company’s U.S. counsel and shall be paid to the vendors in the IR campaign at the direction of the Consultant.

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
June 30, 2013

NOTE 11 – COMMITMENT AND CONTINGENCIES (CONTINUED)

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 13 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the six months ended June 30, 2013 and 2012 were juice concentrate and puree segment and the bio-animal feed segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of June 30, 2013 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the PRC, no geographical segments are presented.

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

Segment information available with respect to these reportable business segments for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Juice concentrate and puree segment	$19,484,291	$9,706,273	$52,659,411	$69,158,546
Bio animal feed segment	-	-	3,039,118	4,400,171
Total segment and consolidated revenues	19,484,291	9,706,273	55,698,529	73,558,717
Gross profit:
Juice concentrate and puree segment	8,004,272	3,725,258	17,714,340	22,432,837
Bio animal feed segment	-	-	2,440,480	3,522,616
Total segment and consolidated gross profit	8,004,272	3,725,258	20,154,820	25,955,453

Income from operations:
Juice concentrate and puree segment	$7,050,269	$3,413,169	$15,959,705	$21,647,841
Bio animal feed segment	-	-	2,440,480	3,522,616
Total segment income from operations	7,050,269	3,413,169	18,400,185	25,170,457
Unallocated costs	(474,585)	(710,268)	(956,712)	(1,274,766)
Total consolidated income from operations	$6,575,684	$2,702,901	$17,443,473	$23,895,691

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

NOTE 13 – SEGMENT REPORTING (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Depreciation and amortization:
Juice concentrate and puree segment	$1,646,454	$1,039,163	$3,079,274	$1,901,001
Bio animal feed segment	35,003	36,098	69,587	68,811
Total segment depreciation and amortization	1,681,457	1,075,261	3,148,861	1,969,812
Unallocated depreciation and amortization	10,306	7,270	19,449	15,600
Total consolidated depreciation and amortization	1,691,763	1,082,531	3,168,310	1,985,412

Capital additions:
Juice concentrate and puree segment	$22,360,910	$21,738,786	$22,362,571	$21,768,430
Bio animal feed segment	-	-	-	-
Total segment capital additions	22,360,910	21,738,786	22,362,571	21,768,430
Unallocated capital additions	-	-	-	-
Total consolidated capital additions	$22,360,910	$21,738,786	$22,362,571	$21,768,430

	June 30, 2013	December 31, 2012
Segment assets:
Juice concentrate and puree segment	$156,414,530	$128,724,314
Bio animal feed segment	2,497,768	2,470,613
Total segment assets	158,912,298	131,194,927
Cash	23,037,783	52,160,008
Other assets	10,177,779	833,595
Common property and equipment	301,138	319,165
Total consolidated assets	$192,428,998	$184,507,695

The Company does not allocate any general and administrative expenses, other income or income taxes to its reportable segments because these activities are managed at a corporate level.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Oriental Dragon Corporation for the three and six months ended June 30, 2013 and 2012 should be read in conjunction with the Oriental Dragon Corporation financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2013. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

We primarily engage in the processing, producing and distributing of Laiyang Pear fruit juice concentrate. In September 2010, we began producing and distributing bio animal feed using the waste produced by our juice concentrate business. During the third quarter of 2011, we started to produce and sell strawberry puree. Our subsidiary, Merit Times International Limited (“Merit Times”), owns 100% of the issued and outstanding capital stock of Shandong MeKeFuBang Food Limited ( “MeKeFuBang”), a wholly foreign owned enterprise incorporated under the laws of the PRC. On December 20, 2010, MeKeFuBang entered into a series of contractual agreements (which replaced similar agreements dated June 10, 2009) with Shandong Longkang Juice Co., Ltd. (“Longkang”), a company incorporated under the laws of the PRC, and its five shareholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang and has the right to appoint all executives and senior management and the members of the board of directors of Longkang. The contractual arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang for an annual fee in the amount of Longkang’s yearly net profits after tax. Additionally, Longkang’s shareholders have pledged their rights, titles and equity interest in Longkang as security for MeKeFuBang to collect consulting and services fees provided to Longkang through an Equity Pledge Agreement. In order to further reinforce MeKeFuBang’s rights to control and operate Longkang, Longkang’s shareholders have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang through an Option Agreement.

As all of the companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. We have consolidated Longkang’s operating results, assets and liabilities within our financial statements.

As further discussed below, we generate revenues mostly from the sale of Laiyang Pear juice concentrate. In the six months ended June 30, 2013 and 2012, we also generated revenues from the sale of our bio animal feed product and from the sale of strawberry juice concentrate puree. Our revenues for the six months ended June 30, 2013 were $55.7 million, representing a decrease of 24.3% from the six months ended June 30, 2012 with revenues of $73.6 million. Our net income for the six months ended June 30, 2013 was $13.1 million, representing a decrease of 27.1% compared with our net income of $18.0 million for the six months ended June 30, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

While our significant accounting policies are more fully described in Note 2 to our unaudited consolidated financial statements for the six months ended June 30, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis.

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

	Description	Leased period	Acquisition date	Expiration date	Area
Parcel A	Factory, warehouse and offices	50	12/2004	12/2054	67,854 square meters
Parcel B,C	Laiyang pear orchards	30	01/2007	12/2037	128.8 acres
Parcels D to G	Laiyang pear orchards	30	01/2008	12/2038	371.8 acres
Parcel H	Laiyang pear orchard	30	03/2011	03/2041	214.2 acres
Parcel I	Laiyang pear orchard	30	03/2011	03/2041	296.6 acres
Parcel J	Factory, warehouse and offices	50	05/2011	05/2061	87,569 square meters
Parcel K	Laiyang pear orchards	30	04/2012	04/2042	502.5 acres
Parcel L	Factory, warehouse and offices	50	12/2004	12/2054	31,333 square meters
Parcels M to Q	Laiyang pear orchards	30	10/2012	10/2042	991.7 acres
Parcels R to T	Laiyang pear orchards	30	04/2013	04/2043	498.3 acres

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

We applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2013, we had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the six months ended June 30, 2013 and 2012 included net income and unrealized gains from foreign currency translation adjustments.

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

Recently announced accounting pronouncements not yet adopted

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This guidance allows the FASB to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before update the pronouncement issued in June 2011. The Company does not expect the adoption of this guidance to have a significant effect on its consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES	$19,484,291	$9,706,273	$55,698,529	$73,558,717
COST OF REVENUES	11,480,019	5,981,015	35,543,709	47,603,264
GROSS PROFIT	8,004,272	3,725,258	20,154,820	25,955,453
OPERATING EXPENSES:
Selling	101,366	74,151	239,048	245,779
General and administrative	1,327,222	948,206	2,472,299	1,813,983
Total Operating Expenses	1,428,588	1,022,357	2,711,347	2,059,762
INCOME FROM OPERATIONS	6,575,684	2,702,901	17,443,473	23,895,691
OTHER INCOME	39,372	75,085	81,794	167,999
INCOME BEFORE INCOME TAXES	6,615,056	2,777,986	17,525,267	24,063,690
PROVISION FOR INCOME TAXES	(1,658,826)	(720,011)	(4,397,656)	(6,064,324)
NET INCOME	$4,956,230	$2,057,975	$13,127,611	$17,999,366
COMPREHENSIVE INCOME:
NET INCOME	$4,956,230	$2,057,975	$13,127,611	$17,999,366
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	2,746,071	107,762	3,704,392	874,987
COMPREHENSIVE INCOME	$7,702,301	$2,165,737	$16,832,003	$18,874,353

Results of Operations for the Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012

Revenues. For the three months ended June 30, 2013, we had revenues of $19,484,291, as compared to revenues of $9,706,273 for the three months ended June 30, 2012, an increase of $9,778,018 or 100.7%. For the six months ended June 30, 2013, we had revenues of $55,698,529, as compared to revenues of $73,558,717 for the six months ended June 30, 2012, a decrease of $17,860,188 or 24.3%. Revenue and changes for each product line was summarized as follows:

		Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	(Decrease) Increase	Percentage Change
Laiyang pear juice concentrate	(1)	$707,956	$2,261,261	$(1,553,305)	(68.7)%
Strawberry juice concentrate and puree	(2)	18,776,335	7,445,012	11,331,323	152.2%
Bio animal feed	(3)	-	-	-	-
Total revenues		$19,484,291	$9,706,273	$9,778,018	100.7%

		Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	(Decrease) Increase	Percentage Change
Laiyang pear juice concentrate	(1)	$33,827,563	$61,713,534	$(27,885,971)	(45.2)%
Strawberry juice concentrate and puree	(2)	18,831,848	7,445,012	11,386,836	152.9%
Bio animal feed	(3)	3,039,118	4,400,171	(1,361,053)	(30.9)%
Total revenues		$55,698,529	$73,558,717	$(17,860,188)	(24.3)%

(1)            During the three months ended June 30, 2013, although we continue to see strong demand for our Laiyang Pear juice concentrate products, our revenues from Laiyang Pear juice concentrate decreased by 68.7% as compared to the three months ended June 30, 2012 with the Laiyang Pear juice concentrate decreased revenue attributable to a decrease in volume with no change in our selling price. During the three months ended June 30, 2013, we sold 183 metric tons (“MT”) of Laiyang pear juice concentrate as compared to 877 MT in the three months ended June 30, 2102, a decrease of 79.0%.   During the six months ended June 30, 2013, our revenues from Laiyang Pear juice concentrate decreased by 45.2% as compared to the six months ended June 30, 2012 with the Laiyang Pear juice concentrate decreased revenue attributable to a decrease in volume with no change in our selling price. During the six months ended June 30, 2013, we sold 12,666 metric tons (“MT”) of Laiyang pear juice concentrate as compared to 23,381 MT in the six months ended June 30, 2012, a decrease of 45.8%.

The decrease in the sales of our Laiyang Pear juice concentrate products was due to our inability to purchase and grow a sufficient quantity of Laiyang pears during the 2013/2012 growing season caused by bad weather. During the three months ended June 30, 2013 and 2012, we did not purchase any Laiyang pear. During the six months ended June 30, 2013, we purchased 102,764 MT of Laiyang pears as compared to 146,819 MT during the six months ended June 30, 2012, a 30.0% decrease. Additionally, during the fourth quarter of 2012, we purchased 225,098 MT of Laiyang pears as compared to 240,553 MT during the fourth quarter of 2011, a 6.4% decrease. During the three and six months ended June 30, 2013, our business was adversely affected by weather and environmental factors beyond our control, such as adverse weather conditions during the squeezing season. We have no control over such forces of nature and the necessary raw materials were not available to us. The availability of these raw materials may vary significantly and may affect the quantity and profitability of our products. In addition, due to strong sales in the fourth quarter of 2012, we had fewer inventory on hand at December 31, 2012 as compared to December 31, 2011 and accordingly, we had less inventory to sell during the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012.

Our Laiyang Pear juice concentrate is in short supply in the first half of fiscal 2013. For 2012, our total production utilization rate was approximately 99%, while, for 2011, our total production utilization rate was approximately 87%. As of June 30, 2013, through cooperative agreements, we have the exclusive use of 15,088 acres of Laiyang pear plantations and additional acres will be developed each year pursuant to cooperative agreements with contract farmers. As of June 30, 2013, we have also secured our supply of Laiyang Pear by acquiring land use rights to 128.8 acres of Laiyang Pear orchards in 2007, 371.8 acres of Laiyang Pear orchards in 2008, 510.7 acres of Laiyang Pear orchards in 2011, 1,494.2 acres of Laiyang Pear orchards in 2012 and 498.3 acres of Laiyang Pear orchards in 2013. Generally speaking, these orchards produce Laiyang Pears when the Laiyang Pear trees are five years old. Therefore, the new land use rights don’t necessarily have an immediate impact on production and operating results. For the Laiyang Pear orchards acquired in 2007 and 2008, these orchards produced Laiyang Pears and we used Laiyang Pears from these orchards in the production process. We expect the orchards acquired in 2011, 2012 and 2013 will produce Laiyang Pears in 2013, 2014 and 2015, respectively.

Our business is highly seasonal, reflecting the harvest season of our primary source fruits, the Laiyang Pear, during the months from September through the following February. We produce fruit juice concentrate and store it in cold storage until it is sold. Typically, a substantial portion of our revenues are earned during our first, third and fourth quarters. We generally experience lower revenues during our second quarter. Our inventory levels increase during the third and fourth quarter of the year and decrease substantially in the first quarter of the year. Generally we sell the inventory balances during the first or second quarter of the year. We have not experienced a shortfall in working capital during our production period and we have sufficient working capital on hand to secure our raw materials. As discussed above if we experience a bad harvest season due to weather or other situation that we cannot control, we would have a shortage of primary raw material and we would experience a substantial decrease in our revenues.

(2)            The production of our strawberry juice concentrate and puree is dependent upon the season and our customers’ demand and production requirements of our Laiyang Pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce and sell strawberry juice concentrates and puree when we are not producing Laiyang Pear juice concentrate. For the three months ended June 30, 2013, we had an increase in revenues from the sale of strawberry juice concentrate and puree of $11,331,323, or 152.2%, as compared the three months ended June 30, 2012. For the six months ended June 30, 2013, we had an increase in revenues from the sale of strawberry juice concentrate and puree of $11,386,836, or 152.9%, as compared the six months ended June 30, 2012. During the three and six months ended June 30, 2013, we were able to produce strawberry juice concentrate and puree due to a strong buying season for strawberry and increased demand from our customers. During the six months ended June 30, 2013, we purchased 28,780 MT of strawberries as compared to 17,335 MT in the comparable period in 2012.

(3)            The manufacture of bio-animal feed began in 2010 and is dependent on the waste generated from the manufacture of Laiyang Pear juice concentrate. During the three months ended June 30, 2013 and 2012, we did not produce or sell any animal bio feed. During the six months ended June 30, 2013, we produced less Laiyang Pear juice concentrate as compared to the six months ended June 30, 2012 and accordingly we produced less animal bio feed. Currently, our bio-animal feed is sold to two customers who have purchased all of the bio-animal feed produced. For the six months ended June 30, 2013, we had a decrease in revenues from the sale of bio-animal feed of $1,361,053 or 30.9% as compared the six months ended June 30, 2012. This decrease was attributable to a decrease in volume sold of 31.2% with no changes in the selling price.

Cost of revenues.    Cost of revenues increased by $5,499,004, or 91.9%, from $5,981,015 for the three months ended June 30, 2012 to $11,480,019 for the three months ended June 30, 2013 and was primarily attributable to the increase in our revenues. Cost of revenues decreased by $12,059,555, or 25.3%, from $47,603,264 for the six months ended June 30, 2012 to $35,543,709 for the six months ended June 30, 2013 and was primarily attributable to the decrease in our revenues.

Gross profit and gross margin. Our gross profit was $8,004,272 for the three months ended June 30, 2013 as compared to $3,725,258 for the three months ended June 30, 2012 representing gross margins of 41.1% and 38.4%, respectively. Our gross profit was $20,154,820 for the six months ended June 30, 2013 as compared to $25,955,453 for the six months ended June 30, 2012 representing gross margins of 36.2% and 35.3%, respectively.

Gross margin percentages by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Laiyang pear juice concentrate	30.0%	30.9%	29.3%	31.5%
Strawberry juice concentrate and puree	41.5%	40.7%	41.5%	40.7%
Bio animal feed	-	-	80.3%	80.1%
Overall gross profit %	41.1%	38.4%	36.2%	35.3%

●
For the three and six months ended June 30, 2013, the decrease in gross margin percentages related to Laiyang Pear juice concentrate as compared to the three and six months ended June 30, 2012, was attributed to a slight increase in raw materials costs. Additionally, the decrease in our gross margin was attributed to the decline in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation and amortization to cost of revenues as we operated at lower production levels.

●
For the three and six months ended June 30, 2013, the increase in gross margin percentages related to strawberry juice concentrate and puree as compared to the three and six months ended June 30, 2012, was attributed to the increase in operational and cost efficiencies, including the allocation of fixed costs primarily consisting of depreciation and amortization to cost of revenues as we operated at higher production levels. Additionally, during the six months ended June 30, 20132, we sold more Strawberry puree which we recognize a higher gross margin profit.

●
Gross margin percentages related to the sale of bio animal feed was 80.3% for the six months ended June 30, 2013 as compared to 80.1% for the six months ended June 30, 2012. We use waste from the production of Laiyang Pear juice concentrate as our main raw material in the production of the bio animal feed. The production of bio animal feed is dependent on the production of waste from the production of Laiyang Pear juice concentrate.

Gross margin percentages can vary from period to period based on the price of raw materials such as Laiyang pears and strawberries and can also fluctuate based on market conditions such as demand and purchase price. We expect gross margins to improve as we continue to harvest Laiyang pears from our existing pear orchards and our new pear orchards that we acquired in April 2012, in October 2012 and in April 2013.

Selling Expenses. Selling expenses includes sales related compensation and related benefits, shipping and handling costs and other selling costs, Selling expenses were $101,366 for the three months ended June 30, 2013 as compared to $74,151 for the three months ended June 30, 2012, an increase of $27,215 or 36.7%. The increases were primarily attributable to an increase in compensation and related benefits and an increase in shipping and handling expenses. Selling expenses were $239,048 for the six months ended June 30, 2013 as compared to $245,779 for the six months ended June 30, 2012, a decrease of $6,731 or 2.7%. The decreases were primarily attributable to a decrease in compensation and related benefits. Selling expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Compensation and related benefits	$89,269	$71,046	$199,754	$210,084
Shipping and handling	10,497	1,212	36,419	33,272
Other	1,600	1,893	2,875	2,423
Total	$101,366	$74,151	$239,048	$245,779

●
For the three months ended June 30, 2013, compensation and related benefits increased by $18,223 or 25.6% as compared to the three months ended June 30, 2012 primarily due to an increase in sales commissions paid on increased revenues. For the three months ended June 30, 2013 and 2012, commission expense amounted to $34,052 and $17,041, respectively. For the six months ended June 30, 2013, compensation and related benefits decreased by $10,330 or 4.9% as compared to the six months ended June 30, 2012 primarily due to a decrease in commissions paid on decreased revenues of approximately $29,000, offset by an increase in salary and related benefits paid for our sales staff of approximately $19,000. We pay a sales commission on revenues generated from the sale of Laiyang Pear juice concentrate and strawberry juice concentrate and puree at a rate equal to 0.15% the total amount invoiced to our customers, including VAT. We do not pay any sales commission for revenue generated from bio animal feed. We expect commission to increase proportionally as revenues from the sale of juice and puree products increase.

●
For the three months ended June 30, 2013, shipping and handling expenses increased by $9,285 or 766.1% as compared to the three months ended June 30, 2012. For the six months ended June 30, 2013, shipping and handling expenses increased by $3,147 or 9.5% as compared to the six months ended June 30, 2012. During the second quarter of fiscal 2013, shipping and handling expenses were substantially paid by us. Therefore, shipping and handling expenses increased in the periods of fiscal 2013 as compare to the corresponding periods of 2012.

General and administrative expenses. General and administrative expenses amounted to $1,327,222 for the three months ended June 30, 2013, as compared to $948,206 for the three months ended June 30, 2012, an increase of $379,016 or 40.0%. General and administrative expenses amounted to $2,472,299 for the six months ended June 30, 2013, as compared to $1,813,983 for the six months ended June 30, 2012, an increase of $658,316 or 36.3%.  General and administrative expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Compensation and related benefits	$209,120	$230,510	$427,361	$465,401
Professional fees	61,126	49,618	103,594	113,964
Depreciation	71,161	65,813	140,434	130,082
Amortization of land use rights	791,782	426,070	1,394,602	671,410
Other	194,033	176,195	406,308	433,126
Total	$1,327,222	$948,206	$2,472,299	$1,813,983

●
For the three months ended June 30, 2013, compensation and related benefits decreased by $21,390 or 9.3% due to a decrease in administrative benefits of approximately $23,000 which was offset by an increase in administrative salaries of approximately $2,000. For the six months ended June 30, 2013, compensation and related benefits decreased by $38,040 or 8.2% due to a decrease in administrative salaries of approximately $19,000 and a decrease in administrative benefits of approximately $19,000.

●
Professional fees consisted of legal fees, accounting fees, internal control consulting services and other fees associated with being a public company. For the three months ended June 30, 2013, professional fees increased by $11,508 or 23.2% as compared to the three months ended June 30, 2012. The increase was attributable to an increase in accounting fees related to a change in auditor of approximately $27,000, offset by a decrease in other miscellaneous items of approximately $15,000. For the six months ended June 30, 2013, professional fees decreased by $10,370 or 9.1% as compared to the six months ended June 30, 2012.

●
During the three months ended June 30, 2013, depreciation for fixed assets increased by $5,348 or 8.1% as compared to the three months ended June 30, 2012. During the six months ended June 30, 2013, depreciation for fixed assets increased by $10,352 or 8.0% as compared to the six months ended June 30, 2012. These increases were primarily attributable to the increase in depreciable fixed assets.

●
During the three months ended June 30, 2013, amortization of land use rights increased by $365,712 or 85.8% as compared to the three months ended June 30, 2012. During the six months ended June 30, 2013, amortization of land use rights increased by $723,192 or 107.7% as compared to the six months ended June 30, 2012. These increases were attributable to the amortization of land use rights acquired in March 2011, April 2012, October 2012 and April 2013 relating to new Laiyang Pear orchards. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, we include the amortization of the respective land use rights in general and administrative expenses. Upon the use of pears from the orchards in the production process, we reflect the amortization of these land use rights in cost of revenues.

●
Other general and administrative expenses consist of entertainment, utilities, office maintenance, travel expenses, miscellaneous taxes, office supplies, filing fees and telephone. During the three months ended June 30, 2013, other general and administrative expenses increased by $17,838 or 10.1% as compared to the three months ended June 30, 2012. The increase was primarily attributable to an increase in travel expense of approximately $4,000, an increase in office expense of approximately $4,000, an increase in entertainment expense of approximately $13,000, an increase in utilities expense of approximately $12,000 and an increase in other miscellaneous items of approximately $2,000, offset by a decrease in miscellaneous taxes of approximately $17,000. During the six months ended June 30, 2013, other general and administrative expenses decreased by $26,818 or 6.2% as compared to the six months ended June 30, 2012. The decrease was primarily attributable to a decrease in non-capitalized maintenance expenses of approximately $72,000, and a decrease in miscellaneous taxes of approximately $26,000, offset by an increase in travel expense of approximately $10,000, an increase in entertainment expense of approximately $33,000, an increase in utilities expense of approximately $16,000 and an increase in other miscellaneous items of approximately $12,000.

Income from operations. For the three months ended June 30, 2013, income from operations was $6,575,684, as compared to $2,702,901 for the three months ended June 30, 2012, an increase of $3,872,783 or 143.3%. For the six months ended June 30, 2013, income from operations was $17,443,473, as compared to $23,895,691 for the six months ended June 30, 2012, a decrease of $6,452,218 or 27.0%.

Other income. For the three months ended June 30, 2013, other income amounted to $39,372 as compared to $75,085 for the three months ended June 30, 2012, a decrease of $35,713 or 47.6%. For the six months ended June 30, 2013, other income amounted to $81,794 as compared to $167,999 for the six months ended June 30, 2012, a decrease of $86,205 or 51.3%. The change was primarily attributable to the following:

●
For the three months ended June 30, 2013, interest income decreased by $34,885 as compared to the three months ended June 30, 2012, and was related to a decrease in funds in interest bearing accounts. For the six months ended June 30, 2013, interest income decreased by $83,082 as compared to the six months ended June 30, 2012, and was related to a decrease in funds in interest bearing accounts.

Income tax expense. Income tax expense increased by $938,815, or 130.4%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 which was attributed to an increase in taxable income. Income tax expense decreased by $1,666,668, or 27.5%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 which was attributed to a decrease in taxable income.

Net income. As a result of the factors described above, our net income for the three months ended June 30, 2013 and 2012 was $4,956,230, or $0.18 per ordinary share (basic) and $0.17 per ordinary share (diluted) and $2,057,975, or $0.07 per ordinary share (basic and diluted), respectively. Our net income for the six months ended June 30, 2013 and 2012 was $13,127,611, or $0.48 per ordinary share (basic) and $0.46 per ordinary share (diluted), and $17,999,366, or $0.65 per ordinary share (basic and diluted), respectively.

Foreign currency translation gain. The functional currency of our subsidiaries operating in the PRC is the Chinese Yuan or Renminbi (“RMB”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $2,746,071 for the three months ended June 30, 2013 as compared to $107,762 for the three months ended June 30, 2012. We reported a foreign currency translation gain of $3,704,392 for the six months ended June 30, 2013 as compared to $874,987 for the six months ended June 30, 2012. These non-cash gains had the effect of increasing our reported comprehensive income.

Comprehensive income. For the three months ended June 30, 2013, comprehensive income of $7,702,301 is derived from the sum of our net income of $4,956,230 plus foreign currency translation gains of $2,746,071. For the three months ended June 30, 2012, comprehensive income of $2,165,737 is derived from the sum of our net income of $2,057,975 plus foreign currency translation gains of $107,762. For the six months ended June 30, 2013, comprehensive income of $16,832,003 is derived from the sum of our net income of $13,127,611 plus foreign currency translation gains of $3,704,392. For the six months ended June 30, 2012, comprehensive income of $18,874,353 is derived from the sum of our net income of $17,999,366 plus foreign currency translation gains of $874,987.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, our balance of cash and cash equivalents was $23,037,783, as compared to $52,160,008 as of December 31, 2012. All of these funds were located in financial institutions located in China. At June 30, 2013 and December 31, 2012, our cash balances by geographic area were as follows:

Region:	June 30, 2013		December 31, 2012
PRC	$23,003,146	99.8%	$52,065,282	99.8%
Hong Kong	34,637	0.2%	94,726	0.2%
Total cash and cash equivalents	$23,037,783	100.0%	$52,160,008	100.0%

Our primary uses of cash have been for the construction of our new factory and warehouse facility, for the purchase of equipment for the new productions lines, and for the acquisition of land use rights underlying our new production and office facility and for Laiyang pear orchards. Additionally, we use cash for employee compensation, new product development and working capital. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance higher level of inventories,
●	Addition of administrative and sales personnel as the business grows,
●	Acquisitions of similar or complimentary businesses,
●	Increases in advertising, public relations and sales promotions for existing and new brands as the company expands within existing markets or enters new markets,
●	Development of new products in the bio-animal feed industry to complement our current products,
●	The cost of being a public company and the continued increase in costs due to governmental compliance activities, and
●	Capital expenditures to add production lines and cold storage facilities and for the acquisition of additional land use rights to harvest Laiyang pears.

Cash flows for the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Changes in our working capital position at June 30, 2013 compared to December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012	(Decrease) Increase in Working Capital
Current assets	$42,057,583	$56,149,354	$(14,091,771)
Current liabilities	3,255,368	12,166,068	8,910,700
Working capital	$38,802,215	$43,983,286	$(5,181,071)

Our working capital decreased by $5,181,071. This decrease in working capital is primarily attributable to:

●	A decrease in cash and cash equivalent of approximately $29,122,000 as described below,

Offset by:

●	An increase in accounts receivable, net of allowance for uncollectible accounts, of approximately $9,370,000,
●	An increase in inventories, net of reserve for obsolete inventory, of approximately $5,669,000,
●	A decrease in accounts payable of approximately $433,000,
●	A decrease in accrued expenses of approximately $940,000,
●	A decrease in taxes payable of approximately $4,225,000,
●	A decrease in VAT and other taxes payable of approximately $3,313,000.

Our business is highly seasonal, reflecting the harvest season of our primary source fruits during the months from September through February of the following year. Typically, a substantial portion of our revenues are earned during our first, third and fourth quarters. We generally experience lower revenues during our second quarter. Our inventory levels increase during the third and fourth quarter of the year and decrease substantially in the first quarter of the year. Generally, we pay our suppliers during the third and fourth quarters. The impact from the use of cash to secure raw materials and for production during these quarters is lessened by the receipt of cash upon delivery of our products during the production period. Generally we sell the inventory balances during the first quarter on the year and experience a significant decrease in inventory during this quarter. We have not experienced a shortfall in working capital during our production period and we have sufficient working capital on hand to secure our raw materials.

Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

The following summarizes the key components of the Company’s cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
Net cash (used in) provided by operating activities	$(7,533,891)	$17,310,348
Cash flows used in investing activities	$(22,362,571)	$(21,768,430)
Cash flows provided by financing activities	$940	$224,184
Effect of exchange rate on cash	$773,297	$379,477
Net decrease in cash and cash equivalents	$(29,122,225)	$(3,854,421)

Net cash flow used in operating activities was $7,533,891 for the six months ended June 30, 2013 as compared to net cash flow provided by operating activities of $17,310,348 for the six months ended June 30, 2012, a decrease of $24,844,239.

Net cash flow used in operating activities for the six months ended June 30, 2013 was mainly due to:

●
Changes in operating assets and liabilities consisting primarily of: an increase in accounts receivable of $9,275,511 attributable to the sale of strawberry puree during the three months ended June 30, 2013 for which collection was not made until the third quarter of 2013, an increase in inventories of $5,531,570 primarily due to the purchase and manufacture of strawberry puree in the second quarter of 2013 which we will sell in the third quarter of 2013, a decrease in accounts payable of $437,546, a decrease in accrued expenses of $960,721, a decrease in VAT and other taxes payable of $3,360,721 and a decrease in income taxes payable of $4,305,437,

Offset by:

●	Net income of $13,127,611 adjusted for the add-back of non-cash items such as: depreciation of $1,119,494, the amortization of land use rights of $2,048,816, and deferred income taxes of $32,679.

Net cash flow provided by operating activities for the six months ended June 30, 2012 was mainly due to:

●
net income of $17,999,366 adjusted for the add-back (reduction) of non-cash items such as depreciation of $1,035,306, the amortization of land use rights of $950,106, deferred income taxes of $32,315 and a reduction in inventory reserve of $(49,888), and

●
Changes in operating assets and liabilities consisting primarily of: a decrease in inventories of $6,788,897 attributable to the seasonality factors described above, offset by a decrease in accounts payable of $3,308,380, a decrease in accrued expenses of $824,949, a decrease in other taxes payable of $605,141 due to the payment of VAT and other taxes due, and a decrease in income taxes payable of $4,489,414 due to the payment of income taxes due.

Net cash flow used in investing activities was $22,362,571 for the six months ended June 30, 2013 as compared to $21,768,430 for the six months ended June 30, 2012. During the six months ended June 30, 2013, we used cash of $21,801,976 for the acquisition of land use rights related to Laiyang pear orchards and we used cash of $560,595 for the purchase of property and equipment. During the six months ended June 30, 2012, we used cash of $21,737,065 for the acquisition of land use rights related to Laiyang pear orchards and we used cash of $31,365 for the acquisition of property and equipment.

Net cash flow provided by financing activities was $940 for the six months ended June 30, 2013 as compared to $224,184 for the six months ended June 30, 2012. During the six months ended June 30, 2013 and 2012, we received operating cash from our restricted cash held in escrow of $940 and $224,184, respectively.

Contractual Obligations

No.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective at June 30, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, second quarter of the fiscal year ending December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ORIENTAL DRAGON CORPORATION

Date: August 14, 2013	By:	/s/ Zhide Jiang
Zhide Jiang
President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2013	By:	/s/ Adam Wasserman
Adam Wasserman
Chief Financial Officer (Principal Financial Officer)