Form 10-Q
period 2013-09-30
Oriental Dragon Corp
filed 2013-11-14
CIK 1368196

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  29,023,171 ordinary shares are issued and 27,523,171 are outstanding as of November 14, 2013.

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

ORIENTAL DRAGON CORPORATION

QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	35
Item 1A.	Risk Factors.	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	49
Item 3.	Defaults Upon Senior Securities.	49
Item 4.	Mine Safety Disclosures.	49
Item 5.	Other Information.	49
Item 6.	Exhibits.	49

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$55,622,328	$52,160,008
Cash - restricted	-	940
Accounts receivable, net of allowance for uncollectible accounts	-	17,854
Inventories, net of reserve for obsolete inventory	3,504,601	3,931,980
Prepaid expenses and other	30,077	38,572

Total Current Assets	59,157,006	56,149,354

PROPERTY AND EQUIPMENT, net	17,017,888	17,719,038

OTHER ASSETS:
Land use rights, net	131,748,844	109,863,074
Deferred tax assets	747,222	776,229

Total Assets	$208,670,960	$184,507,695

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$27,670	$510,153
Accrued expenses	1,000,059	1,710,810
Advances from customers	1,902,741	-
Income taxes payable	3,405,438	5,998,995
VAT and other taxes payable	2,091,830	3,946,110

Total Current Liabilities	8,427,738	12,166,068

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preference shares ($0.001 par value; 1,000,000 shares authorized, none issued and outstanding at September 30, 2013 and December 31, 2012)	-	-
Ordinary shares ($0.001 par value; 50,000,000 shares authorized, 29,023,171 and 27,509,171 shares issued and 27,523,171 and 27,509,171 share outstanding at September 30, 2013 and December 31, 2012, respectively)	27,523	27,509
Additional paid-in capital	16,427,283	16,385,297
Retained earnings	158,434,467	136,935,716
Statutory and non-statutory reserves	10,480,591	9,019,762
Accumulated other comprehensive income	14,873,358	9,973,343

Total Shareholders' Equity	200,243,222	172,341,627

Total Liabilities and Shareholders' Equity	$208,670,960	$184,507,695

The accompanying notes are an integral part of the unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUES	$39,930,646	$33,601,283	$95,629,175	$107,160,000

COST OF REVENUES	25,087,496	20,068,000	60,631,205	67,671,264

GROSS PROFIT	14,843,150	13,533,283	34,997,970	39,488,736

OPERATING EXPENSES:
Selling	149,972	130,828	389,020	376,607
General and administrative	1,606,645	895,816	4,078,944	2,709,799

Total Operating Expenses	1,756,617	1,026,644	4,467,964	3,086,406

INCOME FROM OPERATIONS	13,086,533	12,506,639	30,530,006	36,402,330

OTHER INCOME	30,908	49,120	112,702	217,119

INCOME BEFORE PROVISION FOR INCOME TAXES	13,117,441	12,555,759	30,642,708	36,619,449

PROVISION FOR INCOME TAXES	(3,285,472)	(3,139,291)	(7,683,128)	(9,203,615)

NET INCOME	$9,831,969	$9,416,468	$22,959,580	$27,415,834

COMPREHENSIVE INCOME:
NET INCOME	$9,831,969	$9,416,468	$22,959,580	$27,415,834

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	1,195,623	(279,407)	4,900,015	595,580

TOTAL COMPREHENSIVE INCOME	$11,027,592	$9,137,061	$27,859,595	$28,011,414

EARNINGS PER SHARE:
Basic	$0.36	$0.34	$0.83	$1.00
Diluted	$0.34	$0.34	$0.79	$0.99

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	27,516,628	27,509,171	27,511,684	27,509,171
Diluted	28,877,513	27,942,180	28,958,602	27,827,807

The accompanying notes are an integral part of the unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2013

	Ordinary Shares		Additional		Statutory and	Accumulated Other	Total
	Number of		Paid-in	Retained	Non-Statutory	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Reserves	Income	Equity

Balance, December 31, 2012	27,509,171	27,509	16,385,297	136,935,716	9,019,762	9,973,343	172,341,627

Common stock issued for services	14,000	14	41,986	-	-	-	42,000

Adjustment to statutory and non-statutory reserves	-	-	-	(1,460,829)	1,460,829	-	-

Net income for the interim period	-	-	-	22,959,580	-	-	22,959,580

Foreign currency translation adjustment	-	-	-	-	-	4,900,015	4,900,015

Balance, September 30, 2013 (Unaudited)	27,523,171	27,523	16,427,283	158,434,467	10,480,591	14,873,358	200,243,222

The accompanying notes are an integral part of the unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,959,580	$27,415,834
Adjustments to reconcile net income from operations to net cash provided by operating activities:
Depreciation	1,726,775	1,552,347
Amortization of land use rights	3,177,500	1,514,794
Inventory reserve	-	(49,858)
Stock-based compensation	18,000	-
Deferred income taxes	49,227	48,442
Changes in assets and liabilities:
Accounts receivable	18,115	(55,146)
Inventories	526,493	10,043,009
Prepaid and other current assets	9,362	(1,551)
Accounts payable	(465,373)	(3,259,267)
Accrued expenses	(741,785)	(750,816)
VAT and other taxes payable	(1,936,924)	309,921
Advance from customers	1,880,278	-
Income taxes payable	(2,721,855)	(2,202,919)

NET CASH PROVIDED BY OPERATING ACTIVITIES	24,499,393	34,564,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of land use rights	(21,894,552)	(21,723,647)
Purchase of property and equipment	(564,515)	(42,038)

NET CASH USED IN INVESTING ACTIVITIES	(22,459,067)	(21,765,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in cash - restricted	940	224,184

NET CASH PROVIDED BY FINANCING ACTIVITIES	940	224,184

EFFECT OF EXCHANGE RATE ON CASH	1,421,054	256,610

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,462,320	13,279,899

CASH AND CASH EQUIVALENTS - beginning of period	52,160,008	54,287,373

CASH AND CASH EQUIVALENTS - end of period	$55,622,328	$67,567,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$10,338,443	$11,358,092

Non-cash investing and financing activities:
Issuance of common stock for accounts payable	$24,000	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Oriental Dragon Corporation (the “Company”) was formed under the laws of the Cayman Islands on March 10, 2006 under the name of Emerald Acquisition Corporation. Effective on August 27, 2010, the Company’s corporate name was changed to Oriental Dragon Corporation. On October 22, 2009, the Company acquired Merit Times International Limited (“Merit Times”) in a reverse acquisition transaction. Merit Times was established on February 8, 2008, under the laws of British Virgin Islands. Pursuant to a share exchange agreement in this reverse acquisition transaction (the “Exchange Agreement”), the Company issued an aggregate of 21,333,332 of its Ordinary Shares to the shareholders of Merit Times, their designees or assigns in exchange for all of the issued and outstanding capital stock of Merit Times (the “Share Exchange”). On October 22, 2009, the Share Exchange closed and Merit Times became the Company’s wholly-owned subsidiary. Merit Times owns 100% of the outstanding capital stock of Shandong MeKeFuBang Food Limited (“MeKeFuBang”), a wholly foreign owned enterprise incorporated on June 9, 2009 under the laws of the People’s Republic of China (“PRC”). The registered capital of MeKeFuBang is $15 million and as of September 30, 2013, the capital injected by Merit Times into MeKeFuBang amounted to $13.9 million.

Presently all of the Company’s business operations are carried out through MeKeFuBang and through Shandong Longkang Juice Co., Ltd., a limited liability company under the laws of PRC (“Longkang”). Longkang was incorporated in Shandong province on November 22, 2004 with registered capital of RMB 10 million (approximately $1.2 million).

On June 10, 2009, MeKeFuBang entered into a series of contractual agreements (the “Contractual Arrangements”) with Longkang, and its five shareholders. The Company does not own any equity interests in Longkang, but controls and receives the economic benefits of its Longkang business operations through the Contractual Arrangements. The Contractual Arrangements are comprised of (1) a Consulting Services Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang, and collect and own all of the net profits of Longkang; (2) an Operating Agreement, through which MeKeFuBang has the right to recommend director candidates and appoint the senior executives of Longkang, approve any transactions that may materially affect the assets, liabilities, rights or operations of Longkang, and guarantee the contractual performance by Longkang of any agreements with third parties, in exchange for a pledge by Longkang of its accounts receivable and assets to MeKeFubang; (3) a Proxy Agreement, under which the five owners of Longkang have vested their collective voting control over Longkang to MeKeFuBang and will only transfer their respective equity interests in Longkang to MeKeFuBang or its designee(s); (4) a VIE Option Agreement, under which the owners of Longkang have granted MeKeFuBang the irrevocable right and option to acquire all of their equity interests in Longkang; and (5) an Equity Pledge Agreement, under which the owners of Longkang have pledged all of their rights, titles and interests in Longkang to MeKeFuBang to guarantee Longkang’s performance of its obligations under the Consulting Services Agreement. As a result of these Contractual Arrangements, which enables the Company to control Longkang and to receive, through its subsidiaries, all of its profits, the Company is considered the primary beneficiary of Longkang, which is deemed its variable interest entity (“VIE”). Accordingly, the Company consolidates Longkang’s results of operations, assets and liabilities in its financial statements. The Contractual Agreements were amended on December 20, 2010 to restrict Longkang’s ability to terminate such agreements.

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
September 30, 2013

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

In November 2013, the Company identified an error related to the lack of disclosure of 1,500,000 shares that were issued but not outstanding as of March 31, 2013 and June 30, 2013 related to a Financial Consulting Agreement (see Note 11). Previously, at March 31, 2013 and June 30, 2013, the Company reported ordinary shares issued of 27,509,171 and 27,509,171, respectively, and should have reported ordinary shares issued of 29,009,171 and 29,009,171, respectively. The number of ordinary shares reported outstanding was not affected. The Company assessed the materiality of this error on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, and concluded that the error had no financial impact on any of its prior interim financial statements.

Basis of consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiaries, Merit Times and MeKeFuBang, as well as the financial statements of its VIE, Longkang. All significant intercompany accounts and transactions have been eliminated in consolidation.

Longkang is considered a VIE, and the Company is the primary beneficiary. The Company’s relationships with Longkang and Longkang’s shareholders are governed by the Contractual Arrangements entered into on June 10, 2009. Under PRC laws, each of MeKeFuBang and Longkang is an independent legal entity and none of them are exposed to liabilities incurred by the other party. The Contractual Arrangements constitute valid and binding obligations of the parties of such agreements. The following are the descriptions of the Contractual Arrangements:

Operating Agreement - Pursuant to the operating agreement among MeKeFuBang, Longkang and all five shareholders of Longkang (the “Longkang’s Shareholders”), MeKeFuBang provides guidance and instructions on Longkang’s daily operations, financial management and employment issues. Longkang Shareholders must designate the candidates recommended by MeKeFuBang as their representatives on the board of directors of Longkang. MeKeFuBang has the right to appoint senior executives of Longkang. In addition, MeKeFuBang agrees to guarantee Longkang’s performance under any agreements or arrangements relating to Longkang’s business arrangements with any third party. Longkang, in return, agrees to pledge its accounts receivable and all of its assets to MeKeFuBang. Moreover, Longkang agrees that, without the prior consent of MeKeFuBang, Longkang will not engage in any transactions that could materially affect its assets, liabilities, rights or operations, including, without limitation, incurrence or assumption of any indebtedness, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any agreements relating to its business operation to any third party. The terms of this agreement shall remain in full force and effect for the maximum period of time permitted by law unless terminated by MeKeFuBang by giving a thirty day prior written notice. Under no circumstances, however, can Longkang terminate this agreement.

Consulting Services Agreement - Pursuant to the exclusive consulting services agreement between MeKeFuBang and Longkang, MeKeFuBang has the exclusive right to provide to Longkang general business operation services, including advice and strategic planning, as well as consulting services related to the technological research and development of the Longkang’s products (the “Services”). Under this agreement, MeKeFuBang owns the intellectual property rights developed or discovered through research and development, in the course of providing the Services, or derived from the provision of the Services. Longkang shall pay a quarterly consulting fee in RMB to MeKeFuBang that is approximately equal to Longkang’s net income for such quarter. This agreement shall remain in full force and effect for the maximum period of time permitted by law unless terminated by MeKeFuBang by giving a thirty day prior written notice. Under no circumstances, however, can Longkang terminate this agreement.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

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

Option Agreement - Under the option agreement between Longkang’s Shareholders and MeKeFuBang, Longkang’s Shareholders irrevocably granted MeKeFuBang or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of the equity interests in Longkang for the cost of the initial contributions to the registered capital or the minimum amount of consideration permitted by applicable PRC law. MeKeFuBang or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The term of this agreement shall last for the maximum period of time permitted by law unless terminated by MeKeFuBang by giving a thirty day prior written notice. Under no circumstances, however, can the Longkang’s Shareholders terminate this agreement.

Proxy Agreement – Pursuant to the proxy agreement between Longkang’s Shareholders and MeKeFuBang, Longkang’s Shareholders agreed to irrevocably grant a person to be designated by MeKeFuBang with the right to exercise the Longkang’s Shareholders’ voting rights and their other rights, including attendance and voting at stockholders’ meetings (or by written consent in lieu of such meetings), the right to sell or transfer all or any of his equity interests of Longkang, and appoint and vote for the directors and chairman as the authorized representative of the Longkang’s Shareholders. The proxy agreement shall remain in full force and effect for the maximum period of time permitted by law unless terminated by MeKeFuBang by giving a thirty day prior written notice. Under no circumstances, however, can the Longkang Shareholders terminate this agreement.

The accounts of Longkang are consolidated in the accompanying consolidated financial statements pursuant to Financial Accounting Codification Standards Topic 810-10-05 and related subtopics related to the consolidation of Variable Interest Entities. As a VIE, Longkang’s sales are included in the Company’s net revenues, its income from operations is consolidated with the Company’s, and the Company’s net income includes all of Longkang’s net income. The Company does not have any non-controlling interest and, accordingly, did not subtract any net income in calculating the net income attributable to the Company. Because of the Contractual Arrangements, the Company has a pecuniary interest in Longkang that requires consolidation of the Company’s and Longkang’s financial statements.

During the nine months ended September 30, 2013 and 2012, the Company provided no funding to Longkang.

The following financial statement amounts and balances of Longkang were included in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Total assets	$131,836,390	$123,347,600
Total liabilities	3,722,649	6,843,837

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of consolidation (continued)

The following financial statement amounts and balances of Longkang were included in the accompanying consolidated statements of income and consolidated statements of operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Revenues	$46,042,807	$64,208,314
Cost of revenues	31,549,812	43,470,788
Net income	8,386,658	13,943,985
Cash provided by operating activities	8,477,623	20,299,113
Cash used in investing activities	(1,155)	(21,723,647)
Cash provided by financing activities	-	-

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures at the date of the consolidated financial statements and during the reporting period. Actual results could materially differ from these estimates. Significant estimates for the nine months ended September 30, 2013 and 2012 include the allowance for obsolete inventory, the allowance for doubtful accounts on accounts receivable, the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of long-term assets, the assumption used in evaluating the anti-dilutive effects of warrants, progress recognized in construction in progress, and the fair value of stock-based compensation.

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

The carrying amounts reported in the balance sheets for cash and cash equivalents, restricted cash, accounts receivable, inventories, prepaid expenses and other, accounts payable, accrued expenses, advances from customers, income taxes payable and VAT and other taxes payable approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with the accounting guidance.

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
September 30, 2013

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

At September 30, 2013 and December 31, 2012, the Company’s cash balances by geographic area were as follows:

Country:	September 30, 2013		December 31, 2012
PRC	$55,606,994	99.97%	$52,065,282	99.8%
Hong Kong	15,334	0.03%	94,726	0.2%
Total cash and cash equivalents	$55,622,328	100.0%	$52,160,008	100.0%

Accounts receivable

Accounts receivable are recognized and carried at the invoiced amount less an allowance for uncollectible accounts, as needed. The Company, when necessary, maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. A significant portion of the Company's sales are collected immediately upon the delivery of the product to the customer. At September 30, 2013 and December 31, 2012, outstanding accounts receivable amounted to $46,407 and $63,049 and the allowance for uncollectible accounts is $46,407 and $45,195, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories, consisting of raw materials, work in process and finished goods related to the Company’s products are stated at the lower of cost or market utilizing the weighted average method. Cost of sales represents all direct and indirect costs associated with the production of products for sale to customers. These costs include cost of raw materials, direct and indirect labor and benefit costs, freight in, depreciation and amortization, and storage fees.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company estimates fair value based on discontinued cash flows. The Company did not record any impairment charges for the nine months ended September 30, 2013 and 2012.

Advances from customers

Advances from customers at September 30, 2013 and December 31, 2012 amounted to $1,902,741 and $0, respectively, and consist of prepayments from customers for merchandise that had not yet been shipped. The Company will recognize the deposits as revenue as customers take delivery of the goods and title to the assets is transferred to customers in accordance with the Company’s revenue recognition policy.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

The Company is incorporated in the Cayman Islands, and is not subject to tax on income or capital gain under the current laws of Cayman Islands. In addition, upon payment of dividends by the Company to its shareholders, no Cayman Islands withholding tax is imposed.

The Company’s wholly-owned subsidiary, Merit Times, is incorporated in British Virgin Islands (“BVI”), and is not subject to tax on income or capital gain. In addition, payments of dividends by the Merit Times to the Company are not subject to withholding tax in the BVI.

The Company’s operating subsidiary and VIE in PRC are governed by the Unified Corporate Income Tax Law of the PRC (the “EIT Law”). The Company accounts for income taxes using the liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.
The Company applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2013, the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Revenue recognition

Pursuant to the guidance of ASC Topic 605, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues (net of value added tax (“VAT”)) from the sale of juice concentrate, juice puree and animal bio feed upon shipment and transfer of title.

Shipping and handling costs

Shipping and handling costs are included in selling expenses and totaled $25,718 and $18,586 for the three months ended September 30, 2013 and 2012, respectively, and $62,137 and $51,858 for the nine months ended September 30, 2013 and 2012, respectively.

Employee benefits

The full-time employees of the Company’s PRC subsidiary and VIE are entitled to staff welfare benefits including medical care, housing fund, pension benefits and unemployment insurance, which are governmental mandated defined contribution plans. These entities are required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued. For the nine months ended September 30, 2013 and 2012, the costs of these payments are charged to general and administrative expenses in the same period as the related salary costs and amounted to $37,807 and $43,715 for the three months ended September 30, 2013 and 2012, respectively, and $131,229 and $158,262 for the nine months ended September 30, 2013 and 2012, respectively.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

Advertising is expensed as incurred and is included in selling expenses on the accompanying statements of income. For the three and nine months ended September 30, 2013 and 2012, the Company did not incur any advertising expense.

Research and development

Research and development costs are expensed as incurred. For the three and nine months ended September 30, 2013 and 2012, the Company did not incur any research and development expense.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and Merit Times is the U.S. dollar and the functional currency of the Company’s operating subsidiary and VIE is the Chinese Renminbi (“RMB”). For the subsidiary and VIE whose functional currency is the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the RMB. The Company does not enter any material transaction in foreign currencies and, accordingly, transaction gains or losses have not transpired.

Asset and liability accounts at September 30, 2013 and December 31, 2012 were translated at 6.1439 RMB to $1.00 and at 6.3086 RMB to $1.00, respectively. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the nine months ended September 30, 2013 and 2012 were 6.2173 RMB and 6.318 RMB to $1.00, respectively. Cash flows from the Company's operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. Comprehensive income for the three and nine months ended September 30, 2013 and 2012 included net income and unrealized gains/losses from foreign currency translation adjustments.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company records compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. The Company shall disclose all material related party transactions. All transactions shall be recorded at fair value of the goods or services exchanged.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income per share of ordinary share

ASC 260 “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share (“EPS”) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Basic net income per Ordinary Share is computed by dividing net income available to ordinary shareholders by the weighted average number of Ordinary Shares outstanding during the period. Diluted income per Ordinary Share is computed by dividing net income by the weighted average number of shares of Ordinary Shares, Ordinary Share equivalents and potentially dilutive securities outstanding during each period. As of September 30, 2013 and December 31, 2012, potential non-contingent dilutive Ordinary Shares consist of Ordinary Share warrants (using the treasury stock method). Pursuant to ASB 260, as of September 30, 2013 and December 31, 2012, the 1,500,000 contingent shares issued under the Financial Consulting Agreement (see Note 11) are not considered outstanding and are not included in basic net income per ordinary shares or as a potentially dilutive shares in calculating the diluted EPS.

The following table presents a reconciliation of basic and diluted net income per ordinary share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to ordinary shareholders for basic and diluted net income per ordinary share	$9,831,969	$9,416,468	$22,959,580	$27,415,834
Weighted average ordinary shares outstanding - basic	27,516,628	27,509,171	27,511,684	27,509,171
Effect of dilutive securities:
Warrants	1,360,885	433,009	1,446,918	318,636
Weighted average ordinary shares outstanding - diluted	28,877,513	27,942,180	28,958,602	27,827,807
Net income per ordinary share - basic	$0.36	$0.34	$0.83	$1.00
Net income per ordinary share - diluted	$0.34	$0.34	$0.79	$0.99

The Company's aggregate Ordinary Share equivalents at September 30, 2013 and 2012 include the following:

	September 30, 2013	September 30, 2012
Warrants	3,402,212	3,402,212
Total	3,402,212	3,402,212

Segment reporting

The Company uses “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s chief operating decision maker is the Chairman and chief executive officer (“CEO”) of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The Company classified the reportable operating segments into (i) the manufacture and sale of Laiyang pear and other juice concentrate and puree segment and (ii) the manufacture and sale of bio-animal feed segment. The manufacture of bio-animal feed is dependent of the waste generated from the manufacture of Laiyang pear juice concentrate. The Company generates substantially all revenues from customers in the PRC and the Company’s tangible long-lived assets are substantially located in the PRC. Consequently, no geographical segments are presented.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently adopted accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income, however it increases disclose requirements for amounts that are reclassified out of accumulated other comprehensive income into net income. ASU 2013-02 is effective for annual and interim periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material effect on the Company’s financial statements.

Recently announced accounting pronouncements not yet adopted

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 3 - INVENTORIES

At September 30, 2013 and December 31, 2012, inventories consisted of the following:

	September 30, 2013	December 31, 2012
Raw materials	$624,809	$117,967
Work in process	448,102	-
Finished goods	2,483,491	3,864,461
	3,556,402	3,982,428
Less: reserve for obsolete inventory	(51,801)	(50,448)
Inventories, net	$3,504,601	$3,931,980

NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	Useful Life	September 30, 2013	December 31, 2012
Office equipment and furniture	5 - 10 Years	$151,791	$146,311
Manufacturing equipment	10 Years	18,876,367	16,520,175
Vehicles	5 - 10 Years	149,889	145,975
Construction in progress	-	1,491	1,311,045
Building and building improvements	10 - 20 Years	10,447,861	10,174,060
		29,627,399	28,297,566
Less: accumulated depreciation		(12,609,511)	(10,578,528)
Property and equipment, net		$17,017,888	$17,719,038

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 4 - PROPERTY AND EQUIPMENT (CONTINUED)

For the three months ended September 30, 2013 and 2012, depreciation expense amounted to $607,281 and $517,041, of which $536,154 and $454,297 is included in cost of revenues and inventory, and $71,127 and $62,744 is included in general and administrative expenses, respectively. For the nine months ended September 30, 2013 and 2012, depreciation expense amounted to $1,726,775 and $1,552,347, of which $1,515,214 and $1,359,521 is included in cost of revenues and inventory, and $211,561 and $192,826 is included in general and administrative expenses, respectively.

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

Land containing Laiyang Pear orchards will be used to supply pears to the Company for production. The Company amortizes these land use rights over the term of the respective land use right. The lease agreements do not have any renewal option and the Company has no further obligations to the lessor. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, the Company includes the amortization of the respective land use rights in general and administrative expenses. Upon the use of pears from the orchards in the production process, the Company reflects the amortization of these land use rights in cost of revenues. For the three months ended September 30, 2013 and 2012, amortization of land use rights amounted to $1,128,684 and $564,688, respectively. For the nine months ended September 30, 2013 and 2012, amortization of land use rights amounted to $3,177,500 and $1,514,794, respectively. At September 30, 2013 and December 31, 2012, land use rights consisted of the following:

	Useful Life	September 30, 2013	December 31, 2012
Land use rights	30 - 50 years	$141,020,837	$115,761,487
Less: accumulated amortization		(9,271,993)	(5,898,413)
Land use rights, net		$131,748,844	$109,863,074

Amortization of land use rights attributable to future periods is as follows:

Twelve-month periods ending September 30:	Amount
2014	$4,533,460
2015	4,533,460
2016	4,533,460
2017	4,533,460
2018	4,533,460
Thereafter	109,081,544
$131,748,844

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 6 – ACCRUED EXPENSES

At September 30, 2013 and December 31, 2012, accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
Accrued payroll and employees benefit	$273,889	$1,042,703
Other	726,170	668,107
	$1,000,059	$1,710,810

NOTE 7 – SHAREHOLDERS’ EQUITY

Preference Shares

The Company authorized 1,000,000 preference shares. Preference shares may be designated by the Company’s board of directors. There were no shares designated as of September 30, 2013 and December 31, 2012.

Ordinary Shares

During the nine months ended September 30, 2013, the Company issued 14,000 Ordinary Shares to CFO Oncall Asia, Inc. for CFO services rendered pursuant to an engagement agreement. The shares were valued at an amount of $42,000 which was the fair value on the date of grant and the Company recorded stock-based compensation expense of $18,000 in this quarter and reduced accounts payable by $24,000 which was due at December 31, 2012.

In March 2013, in connections with a Financial Consulting Agreement (See Note 11), the Company issued 1,500,000 Ordinary Shares, which shares were deposited into an escrow account and will be released from escrow to the consultant as follows: (1)(a) 500,000 shares upon the closing of a PP and (b) 1,000,000 shares upon the closing of a subsequent PO with at least $50 million in gross proceeds (a “Post-PP Offering”); and (2) if no PP has been consummated, then (a) 1,200,000 shares upon closing of a PO (a “No-PP Offering”) with at least $50 million in gross proceeds and (b) 1,500,000 shares upon closing of a No-PP Offering with at least $65 million in gross proceeds.  If neither a PP nor a PO is consummated by February 28, 2014, then the 1,500,000 shares will be returned to the Company. Pursuant to ASB 260, as of September 30, 2013 and December 31, 2012, the 1,500,000 contingent shares are not considered outstanding and are not included in basic net income per ordinary shares or as a potentially dilutive shares in calculating the diluted EPS.

Warrants

In 2009, pursuant to a Subscription Agreement (the “Subscription Agreements”) between the Company and certain investors (the “Investors”) named in the Subscription Agreements, the Company completed an offering (the “Offering”) of the sale of investment units (the “Units”) for gross proceeds of $17,011,014, each Unit consisting of 50,000 Ordinary Shares and five-year warrants to purchase 25,000 of the Ordinary Shares, at an exercise price of $6.00 per share (the “Warrants”). In connection with the Offering, the Company issued 5,670,339 Ordinary Shares and 2,835,177 Warrants to Investors. For the placement agent services, the Company paid to the placement agents a cash commission equal to 7% of the aggregate gross proceeds of the Units sold and issued five-year warrants to purchase 567,035 Ordinary Shares, which equal 10% of the number of Ordinary Shares sold in this Offering, exercisable at any time at a price equal to $6.00 per share for a five-year period.

Warrant activity for the nine months ended September 30, 2013 was summarized as follows:

	Number of Warrants	Weighted Average Exercise Price
Balance at December 31, 2012	3,402,212	$6.00
Granted	-	-
Exercised	-	-
Forfeited	-	-
Balance at September 30, 2013	3,402,212	$6.00

Warrants exercisable at September 30, 2013	3,402,212	$6.00

At September 30, 2013, the weighted average remaining contractual life of the warrants is 1.06 years.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 8 – CONCENTRATIONS

For the nine months ended September 30, 2013 and 2012, 21 and 16 customers accounted for 100% of the Company’s revenues (net of “VAT”), respectively. The following represents identifiable concentrations for any arrangement where revenue exceeded 10% of the total revenues (net of “VAT”) for the nine months ended September 30, 2013 and 2012 as follows:

	Percentage of total revenues
	For the Nine Months Ended September 30,
Customer	2013	2012
1	12.3%	13.7%
2	15.2%	13.4%
3	10.3%	6.1%

For the nine months ended September 30, 2013, two individual vendors contributed 25.7% of the total net purchases (net of “VAT”) of the Company. For the nine months ended September 30, 2012, no individual vendor contributed over 10% of the total net purchases (net of “VAT”) of the Company.

NOTE 9 – STATUTORY AND NON-STATUTORY RESERVES

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with the PRC GAAP until the reserve is equal to 50% of the entities’ registered capital or members’ equity. Appropriations to the statutory public welfare fund are at a minimum of 5% of the after tax net income determined in accordance with PRC GAAP. Commencing on January 1, 2006, the new PRC regulations waived the requirement for appropriating retained earnings to a welfare fund. As of December 31, 2009, Longkang’s appropriation of the statutory reserve had reached 50% of its registered capital. Therefore, the Company’s addition to reserve for the nine months ended September 30, 2013 was contributed by MeKeFuBang. For the nine months ended September 30, 2013, statutory reserve activity was as follows:

	Statutory	Non-Statutory	Total
Balance – December 31, 2012	$4,669,454	$4,350,308	$9,019,762
Addition to reserves	1,460,829	-	1,460,829
Balance – September 30, 2013	$6,130,283	$4,350,308	$10,480,591

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

The Company’s wholly-owned subsidiary, Merit Times, is incorporated in BVI, and is not subject to tax on income or capital gain. In addition, payments of dividends by Merit Times to the Company are not subject to withholding tax in the BVI.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 10 – INCOME TAXES (CONTINUED)

For the Company’s operating subsidiary and VIE in China, they are subject to the EIT Law which became effective in January 2008. The EIT Law established a single unified 25% income tax rate for most companies, including the Company’s subsidiary and VIE in China.

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

Undistributed earnings that the Company intends to reinvest indefinitely, and for which no deferred tax liability was recognized, were approximately $125,061,000 at September 30, 2013. The unrecognized deferred tax liability related to the undistributed earnings subject to withholding tax was approximately $12,506,100 and $10,959,700, as of September 30, 2013 and December 31, 2012, respectively.

The table below summarizes the reconciliation of the Company’s income tax provision computed at the China statutory rate and the actual tax provision:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax provision at China statutory rate of 25%	$3,279,360	$3,138,939	$7,660,677	$9,154,862
Permanent difference - non-deductible Cayman Island and BVI loss and other	6,112	352	22,451	48,753
Total provision for income taxes	$3,285,472	$3,139,291	$7,683,128	$9,203,615

Income tax provision:
Current	$3,268,924	$3,123,164	$7,633,901	$9,155,173
Deferred	16,548	16,127	49,227	48,442
Total provision for income taxes	$3,285,472	$3,139,291	$7,683,128	$9,203,615

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s deferred tax assets as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Deferred tax assets:
Property and equipment	$747,222	$776,229
Total gross deferred tax assets	747,222	776,229
Less: valuation allowance	-	-
Net deferred tax assets	$747,222	$776,229

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

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 11 – COMMITMENT AND CONTINGENCIES

Contingencies

From time to time, the Company is involved in legal matters arising in the ordinary course of business. Management currently is not aware of any legal matters or pending litigation, for which a material adverse effect on the Company’s consolidated financial statements as of September 30, 2013 is reasonably possible.

Consulting agreement

On September 21, 2013, the Company entered into an agreement (the “Financial Consulting Agreement”) with a consultant (the “Consultant”) to provide certain advisory services (the “Services”) in connection with potential financings by the Company that could include a private placement (“PP”) and/or a public offering (“PO”) (collectively referred to as the “Financing Transactions”). This agreement replaced all previous agreements between the Company and the Consultant.  Pursuant to the Financial Consulting Agreement, the Consultant formed a corporation (the “OD Expense Corporation”) through which some, but not all, of the expenses of any Financing Transaction would be paid, including the costs and expenses of United States securities counsel for the Company, underwriter due diligence fees and deposits, other due diligence expenses, preparation and printing of marketing materials, consulting expenses and other fees in connection with the Financing Transactions, other than unaccountable expenses incurred by an underwriter.  As consideration for the Services, the Company issued 1,500,000 Ordinary Shares to the OD Expense Corporation, which shares were deposited into an escrow account and will be released to OD Expense Corporation as follows: (1)(a) 500,000 shares upon the closing of a PP and (b) 1,000,000 shares upon the closing of a subsequent PO with at least $50 million in gross proceeds (a “Post-PP Offering”); and (2) if no PP has been consummated, then (a) 1,200,000 shares upon closing of a PO (a “No-PP Offering”) with at least $50 million in gross proceeds and (b) 1,500,000 shares upon closing of a No-PP Offering with at least $65 million in gross proceeds.  If neither a PP nor a PO is consummated by February 28, 2014, then the 1,500,000 shares will be returned to the Company.

In addition, the Company agreed to pay (1) $600,000 and $300,000 from the proceeds of the Financing Transaction, upon closing of a PP and a Post-PP Offering, respectively, and (2) $900,000 from the proceeds of a consummated No-PP Offering, for additional transaction expenses and to reimburse the Consultant for a portion of its expenses incurred in connection with the Financing Transaction.  Further, following the closing of a PO, the Company agreed to use $400,000 of the proceeds and issue $100,000 of Ordinary Shares (“IR Shares”) to pay for a 12 month investor relations campaign as directed by the Consultant. The $400,000 and IR Shares will be held in escrow and paid to vendors in the IR campaign at the direction of the Consultant.

There can be no assurance that any Financing Transaction will be consummated by the Company and that any of the amounts set forth in the Financial Consulting Agreement will be paid by the Company.

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
September 30, 2013

NOTE 11 – COMMITMENT AND CONTINGENCIES (CONTINUED)

Placement agent agreement (continued)

In addition to the Cash Success Fee above, the Company agrees to grant to the Placement Agent or its designee(s) a warrant (the “Success Warrant”) to acquire, at the effective per share price paid by an investor, that number of shares of Ordinary Shares that shall be equal to seven percent (7.0%) of the gross proceeds raised from the financing. The Success Warrant will be issued to Placement Agent and will be exercisable into Ordinary Shares on an as-converted basis should the financing take the form of a non-equity issuance. The Success Warrant will be exercisable at any time during the four years commencing with the date of closing of the financing. If the Company enters into a business transaction with a potential investor other than a financing (an “Alternate Transaction”), the Company agrees to pay Placement Agent a cash fee (an “Alternate Transaction Fee”) relating to such transaction equal to 5% of the consideration or value of such transaction. Such Alternate Transaction may include, without limitation, a sale, merger, licensing agreement, joint venture, or other transactions.

Either party may terminate this Placement Agent Agreement at any time by giving the other party at least 30 business days prior written notice of such termination, at which time the Company shall pay Placement Agent any and all out-of-pocket fees and expenses incurred up to the date thereof. In addition, Placement Agent shall be entitled to a Cash Success Fee, a Success Warrant, and/or Alternate Transaction Fee, as defined above, if a financing and/or an Alternate Transaction with an investor introduced by Placement Agent to the Company results in a consummated transaction, or an agreement to consummate a transaction, within 12 months of the termination or expiration of this Placement Agent Agreement. The Company agreed that it shall give Placement Agent the right of first refusal for subsequent financings and the right of first negotiation for a period of 2 years from the date of closing of a financing to act as exclusive financial advisor or investment banker on any subsequent investment banking transactions, including, but not limited to, a secondary public offering involving the Company.

NOTE 12 – OPERATING RISKS

Lack of Insurance

The Company could be exposed to liabilities or other claims for which the Company would have no insurance protection. The Company does not currently maintain any business interruption insurance, products liability insurance, or any other comprehensive insurance policy except for property insurance policies with limited coverage. As a result, the Company may incur uninsured liabilities and losses as a result of the conduct of its business. There can be no guarantee that the Company will be able to obtain additional insurance coverage in the future, and even if it can obtain additional coverage, the Company may not carry sufficient insurance coverage to satisfy potential claims. Should uninsured losses occur, any purchasers of the Company’s Ordinary Shares could lose their entire investment.

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

Exchange risk

The Company cannot guarantee the RMB and US dollar exchange rate will remain steady, therefore the Company could post the same profit for two comparable periods and post higher or lower profit depending on the exchange rate of RMB and US dollar. The exchange rate could fluctuate depending on changes in the political and economic environments without notice.

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 13 – SEGMENT REPORTING

The Company’s principal operating segments coincide with the types of products to be sold. The products from which revenues are derived are consistent with the reporting structure of the Company’s internal organization. The Company’s two reportable segments for the nine months ended September 30, 2013 and 2012 were juice concentrate and puree segment and the bio-animal feed segment. The Company’s chief operating decision-maker has been identified as the Chairman and CEO, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Segment information is presented based upon the Company’s management organization structure as of September 30, 2013 and the distinctive nature of each segment. Future changes to this internal financial structure may result in changes to the reportable segments disclosed. There are no inter-segment revenue transactions and, therefore, revenues are only to external customers. As the Company primarily generates its revenues from customers in the PRC, no geographical segments are presented.

Segment operating profit is determined based upon internal performance measures used by the chief operating decision-maker. The Company derives the segment results from its internal management reporting system. The accounting policies the Company uses to derive reportable segment results are the same as those used for external reporting purposes. Management measures the performance of each reportable segment based upon several metrics, including net revenues, gross profit and operating income. Management uses these results to evaluate the performance of, and to assign resources to, each of the reportable segments. The Company manages certain operating expenses separately at the corporate level and does not allocate such expenses to the segments. Segment income from operations excludes interest income/expense and other income or expenses and income taxes according to how a particular reportable segment’s management is measured. Management does not consider impairment charges and unallocated costs in measuring the performance of the reportable segments.

Segment information available with respect to these reportable business segments for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Juice concentrate and puree segment	$38,007,670	$32,017,557	$90,667,081	$101,176,103
Bio animal feed segment	1,922,976	1,583,726	4,962,094	5,983,897
Total segment and consolidated revenues	39,930,646	33,601,283	95,629,175	107,160,000
Gross profit:
Juice concentrate and puree segment	13,373,512	12,305,394	31,087,852	34,738,231
Bio animal feed segment	1,469,638	1,227,889	3,910,118	4,750,505
Total segment and consolidated gross profit	14,843,150	13,533,283	34,997,970	39,488,736

Income from operations:
Juice concentrate and puree segment	$12,362,483	$11,823,106	$28,322,188	$33,470,947
Bio animal feed segment	1,499,475	1,227,890	3,939,955	4,750,506
Total segment income from operations	13,861,958	13,050,996	32,262,143	38,221,453
Unallocated costs	(775,425)	(544,357)	(1,732,137)	(1,819,123)
Total consolidated income from operations	13,086,533	12,506,639	30,530,006	36,402,330
Depreciation and amortization:
Juice concentrate and puree segment	$1,690,875	$1,045,593	$4,770,149	$2,946,594
Bio animal feed segment	35,236	29,184	104,823	97,995
Total segment depreciation and amortization	1,726,111	1,074,777	4,874,972	3,044,589
Unallocated depreciation and amortization	9,854	6,952	29,303	22,552
Total consolidated depreciation and amortization	1,735,965	1,081,729	4,904,275	3,067,141
Capital additions:
Juice concentrate and puree segment	$96,496	$(11,421)	$22,459,067	$21,757,009
Bio animal feed segment	-	-	-	-
Total segment capital additions	96,496	(11,421)	22,459,067	21,757,009
Unallocated capital additions	-	8,676	-	8,676
Total consolidated capital additions (deduction)	$96,496	$(2,745)	$22,459,067	$21,765,685

ORIENTAL DRAGON CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

NOTE 13 – SEGMENT REPORTING (CONTINUED)

	September 30, 2013	December 31, 2012
Segment assets:
Juice concentrate and puree segment	$149,472,426	$128,724,314
Bio animal feed segment	2,497,768	2,470,613
Total segment assets	151,970,194	131,194,927
Cash	55,622,328	52,160,008
Other assets	777,299	833,595
Common property and equipment	301,138	319,165
Total consolidated assets	$208,670,960	$184,507,695

The Company does not allocate any general and administrative expenses, other income or income taxes to its reportable segments because these activities are managed at a corporate level.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of Oriental Dragon Corporation for the three and nine months ended September 30, 2013 and 2012 should be read in conjunction with the Oriental Dragon Corporation financial statements. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors herein. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

COMPANY OVERVIEW

We primarily engage in the processing, producing and distributing of Laiyang Pear fruit juice concentrate. In September 2010, we began producing and distributing bio animal feed using the waste produced by our juice concentrate business. During the third quarter of 2011, we started to produce and sell strawberry juice concentrate and puree. Our subsidiary, Merit Times, owns 100% of the issued and outstanding capital stock of MeKeFuBang On December 20, 2010, MeKeFuBang entered into a series of Contractual Arrangements (which replaced similar agreements dated June 10, 2009) with Longkang and its five Stockholders, in which MeKeFuBang effectively assumed management of the business activities of Longkang and has the right to appoint all executives and senior management and the members of the board of directors of Longkang. The Contractual Arrangements are comprised of a series of agreements, including a Consulting Services Agreement, Operating Agreement, Proxy Agreement, and Option Agreement, through which MeKeFuBang has the right to advise, consult, manage and operate Longkang for an annual fee in the amount of Longkang’s yearly net profits after tax. Additionally, Longkang’s Stockholders have pledged their rights, titles and equity interest in Longkang as security for MeKeFuBang to collect consulting and services fees provided to Longkang through an Equity Pledge Agreement. In order to further reinforce MeKeFuBang’s rights to control and operate Longkang, Longkang’s Stockholders have granted MeKeFuBang the exclusive right and option to acquire all of their equity interests in Longkang through an Option Agreement.

As all of the companies are under common control, the Share Exchange has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred retroactively. We have consolidated Longkang’s operating results, assets and liabilities within our financial statements.

As further discussed below, we generate revenues mostly from the sale of Laiyang Pear juice concentrate. In the nine months ended September 30, 2013 and 2012, we also generated revenues from the sale of our bio animal feed product and from the sale of strawberry juice concentrate and puree. Our revenues for the nine months ended September 30, 2013 were $95.6 million, representing a decrease of 10.8% from the nine months ended September 30, 2012 with revenues of $107.2 million. Our net income for the nine months ended September 30, 2013 was $23.0 million, representing a decrease of 16.3% compared with our net income of $27.4 million for the nine months ended September 30, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

While our significant accounting policies are more fully described in Note 2 to our unaudited consolidated financial statements for the nine months ended September 30, 2013, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management’s discussion and analysis.

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to bad debts, inventories, recovery of long-lived assets, income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Variable Interest Entities

Pursuant to Financial Accounting Standards Board accounting standards, we are required to include in our consolidated financial statements the financial statements of VIEs. The accounting standards require a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns. VIEs are those entities in which we, through contractual arrangements, bear the risk of, and enjoy the rewards normally associated with ownership of the entity, and therefore we are the primary beneficiary of the entity.

Longkang is considered a VIE, and we are the primary beneficiary. We conduct a portion of our operations in China through our PRC operating company Longkang. On June 10, 2009, we entered into agreements with Longkang pursuant to which we shall receive approximately 100% of Longkang’s net income. In accordance with these agreements, Longkang shall pay consulting fees equal to approximately 100% of its net income to MeKeFuBang. MeKeFuBang shall supply the technology and administrative services needed to service Longkang. The agreements were amended on December 20, 2010 to restrict Longkang’s ability to terminate such agreements.

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

Inventories

Inventories, consisting of raw materials and finished goods related to our products, are stated at the lower of cost or market utilizing the weighted average method.

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the purchase price is fixed or determinable and collectability is reasonably assured. The Company recognizes revenues (net of value added tax (“VAT”)) from the sale of juice concentrate, puree and bio animal feed upon shipment and transfer of title.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment topic of ASC Topic 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We record compensation expense based on the fair value of the award at the reporting date. The awards to consultants and other third-parties are then revalued, or the total compensation is recalculated, based on the then current fair value, at each subsequent reporting date.

Research and development

Research and development costs are expensed as incurred. These costs primarily consist of fees paid to third parties and cost of material used and salaries paid for the development of our products. For the nine months ended September 30, 2013 and 2012, we did not incur any research and development expense.

Income taxes

We are incorporated in the Cayman Islands, and are not subject to tax on income or capital gain under the current laws of Cayman Islands. In addition, upon payment of dividends by the Company to our Stockholders, no Cayman Islands withholding tax is imposed.

Our wholly-owned subsidiary, Merit Times is incorporated in BVI, and is not subject to tax on income or capital gain. In addition, payments of dividends by the Merit Times to the Company are not subject to withholding tax in the BVI.

Our operating subsidiary and VIE in PRC are governed by the EIT. We account for income taxes using the liability method prescribed by ASC 740 “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

We applied the provisions of ASC 740-10-50, “Accounting for Uncertainty in Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to our liability for income taxes. Any such adjustment could be material to our results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2013, we had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company is the U.S. dollar and the functional currency of the Company’s operating subsidiaries and affiliates is the RMB. For the subsidiaries and affiliates whose functional currencies are the RMB, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. All of the Company’s revenue transactions are transacted in the functional currency. The Company does not enter any material transaction in foreign currencies and accordingly, transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Accumulated other comprehensive income

Comprehensive income is comprised of net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders. For the Company, comprehensive income for the three and nine months ended September 30, 2013 and 2012 included net income and unrealized gains/losses from foreign currency translation adjustments.

Segment reporting

We use “the management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by our chief operating decision maker for making operating decisions and assessing performance as the source for determining our reportable segments. Our chief operating decision maker is the Chairman and CEO of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. We classified the reportable operating segments into (i) the manufacture and sale of Laiyang pear and other juice concentrate and puree segment and (ii) the manufacture and sale of bio-animal feed segment. The manufacture of bio-animal feed is dependent of the waste generated from the manufacture of Laiyang pear and other juice concentrate. We generate substantially all revenues from customers in the PRC and our tangible long-lived assets are substantially located in the PRC. Consequently, no geographical segments are presented.

Recently adopted accounting pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (“ASU 2013-02”) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income, however it increases disclose requirements for amounts that are reclassified out of accumulated other comprehensive income into net income. ASU 2013-02 is effective for annual and interim periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material effect on our financial statements.

Recently announced accounting pronouncements not yet adopted

In March 2013, the FASB issued ASU 2013-05 “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 addresses the accounting for the cumulative translation adjustment when a parent either sells part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. For public entities, the ASU is effective prospectively for fiscal years, and interim periods, within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES	$39,930,646	$33,601,283	$95,629,175	$107,160,000
COST OF REVENUES	25,087,496	20,068,000	60,631,205	67,671,264
GROSS PROFIT	14,843,150	13,533,283	34,997,970	39,488,736
OPERATING EXPENSES:
Selling	149,972	130,828	389,020	376,607
General and administrative	1,606,645	895,816	4,078,944	2,709,799
Total Operating Expenses	1,756,617	1,026,644	4,467,964	3,086,406
INCOME FROM OPERATIONS	13,086,533	12,506,639	30,530,006	36,402,330
OTHER INCOME	30,908	49,120	112,702	217,119
INCOME BEFORE INCOME TAXES	13,117,441	12,555,759	30,642,708	36,619,449
PROVISION FOR INCOME TAXES	(3,285,472)	(3,139,291)	(7,683,128)	(9,203,615)
NET INCOME	$9,831,969	$9,416,468	$22,959,580	$27,415,834
COMPREHENSIVE INCOME:
NET INCOME	$9,831,969	$9,416,468	$22,959,580	$27,415,834
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	1,195,623	(279,407)	4,900,015	595,580
COMPREHENSIVE INCOME	$11,027,592	$9,137,061	$27,859,595	$28,011,414

Results of Operations for the Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

Revenues. For the three months ended September 30, 2013, we had revenues of $39,930,646, as compared to revenues of $33,601,283 for the three months ended September 30, 2012, an increase of $6,329,363 or 18.8%. For the nine months ended September 30, 2013, we had revenues of $95,629,175, as compared to revenues of $107,160,000 for the nine months ended September 30, 2012, a decrease of $11,530,825 or 10.8%. Revenue and changes for each product line was summarized as follows:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Increase	Percentage Change
Laiyang pear juice concentrate (1)	$19,321,567	$17,397,933	$1,923,634	11.1%
Strawberry juice concentrate and puree (2)	18,686,103	14,619,624	4,066,479	27.8%
Bio animal feed (3)	1,922,976	1,583,726	339,250	21.4%
Total revenues	$39,930,646	$33,601,283	$6,329,363	18.8%

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	(Decrease) Increase	Percentage Change
Laiyang pear juice concentrate (1)	$53,149,130	$79,111,467	$(25,962,337)	(32.8)%
Strawberry juice concentrate and puree (2)	37,517,951	22,064,636	15,453,315	70.0%
Bio animal feed (3)	4,962,094	5,983,897	(1,021,803)	(17.1)%
Total revenues	$95,629,175	$107,160,000	$(11,530,825)	(10.8)%

(1)           During the three and nine months ended September 30, 2013, we continue to see strong demand for our Laiyang Pear juice concentrate products. Our revenues from Laiyang Pear juice concentrate for the three months ended September 30, 2013 increased by 11.1% as compared to the three months ended September 30, 2012 with the Laiyang Pear juice concentrate increased revenue attributable to an increase in volume with no change in our selling price. During the three months ended September 30, 2013, we sold 7,154 metric tons (“MT”) of Laiyang Pear juice concentrate as compared to 6,608 MT in the three months ended September 30, 2012, an increase of 8.2%.  During the third quarter of 2013, we increased sales of our Laiyang Pear juice concentrate products due to increasing market demand from our existing customers from the use of Laiyang Pear juice concentrate in pharmaceutical and health supplement products in which Laiyang Pear juice concentrate is used for its nutritional content and our ability to increase production capacity due to sufficient Laiyang Pear raw material purchases in the third quarter of 2013.

During the nine months ended September 30, 2013, our revenues from Laiyang Pear juice concentrate decreased by 32.8% as compared to the nine months ended September 30, 2012 with the Laiyang Pear juice concentrate decreased revenue attributable to a decrease in volume during the January and February 2013 as compared to January and February 2012 with no change in our selling price. During the nine months ended September 30, 2013, we sold 19,820 metric tons (“MT”) of Laiyang Pear juice concentrate as compared to 29,990 MT in the nine months ended September 30, 2012, a decrease of 33.9%. The decrease in the sales of our Laiyang Pear juice concentrate products was primarily due to our inability to purchase and grow a sufficient quantity of Laiyang pears during the 2012 growing season caused by bad weather. During the 2012 growing season, our business was adversely affected by weather and environmental factors beyond our control, such as adverse weather conditions during the squeezing season. We have no control over such forces of nature and the necessary raw materials were not available to us. The availability of these raw materials may vary significantly and may affect the quantity and profitability of our products. In addition, due to strong sales in the fourth quarter of 2012, we had fewer inventory on hand at December 31, 2012 as compared to December 31, 2011 and accordingly, we had less inventory to sell during January and February 2013 as compared to the comparable period in 2012. During the beginning of the 2013 growing season, we were able to produce more Laiyang Pear juice concentrate and accordingly, our sales during the three months ended September 30, 2013 increased as compared to the comparable period in 2012.

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

(2)           The production of our strawberry juice concentrate and puree is dependent upon the season and our customers’ demand and production requirements of our Laiyang Pear juice concentrate and may vary depending on the capacity of our limited production lines. Generally, we only produce and sell strawberry juice concentrates and puree when we are not producing Laiyang Pear juice concentrate. For the three months ended September 30, 2013, we had an increase in revenues from the sale of strawberry juice concentrate and puree of $4,066,479, or 27.8%, as compared the three months ended September 30, 2012. For the nine months ended September 30, 2013, we had an increase in revenues from the sale of strawberry juice concentrate and puree of $15,453,315, or 70.0%, as compared the nine months ended September 30, 2012. During the three and nine months ended September 30, 2013, we were able to produce strawberry juice concentrate and puree due to a strong buying season for strawberry and increased demand from our customers. During the nine months ended September 30, 2013, we purchased 31,883 MT of strawberries as compared to 18,196 MT in the comparable period in 2012.

(3)           The manufacture of bio-animal feed began in 2010 and is dependent on the waste generated from the manufacture of Laiyang Pear juice concentrate. During the three months ended September 30, 2013 we produced more Laiyang Pear juice concentrate as compared to the three months ended September 30, 2012 and accordingly we produced more animal bio feed. During the nine months ended September 30, 2013, we produced less Laiyang Pear juice concentrate as compared to the nine months ended September 30, 2012 and accordingly we produced less animal bio feed. Currently, our bio-animal feed is sold to two customers who have purchased all of the bio-animal feed produced. For the three months ended September 30, 2013, we had an increase in revenues from the sale of bio-animal feed of $339,250 or 21.4% as compared the three months ended September 30, 2012. This increase was attributable to an increase in volume sold of 18.2% with no changes in the selling price. For the nine months ended September 30, 2013, we had a decrease in revenues from the sale of bio-animal feed of $1,021,803 or 17.1% as compared the nine months ended September 30, 2012. This decrease was attributable to a decrease in volume sold of 18.1% with no changes in the selling price.

Cost of revenues. Cost of revenues increased by $5,019,496, or 25.0%, from $20,068,000 for the three months ended September 30, 2012 to $25,087,496 for the three months ended September 30, 2013 and was primarily attributable to the increase in our revenues. Cost of revenues decreased by $7,040,059, or 10.4%, from $67,671,264 for the nine months ended September 30, 2012 to $60,631,205 for the nine months ended September 30, 2013 and was primarily attributable to the decrease in our revenues.

Gross profit and gross margin. Our gross profit was $14,843,150 for the three months ended September 30, 2013 as compared to $13,533,283 for the three months ended September 30, 2012 representing gross margins of 37.2% and 40.3%, respectively. Our gross profit was $34,997,970 for the nine months ended September 30, 2013 as compared to $39,488,736 for the nine months ended September 30, 2012 representing gross margins of 36.6% and 36.8%, respectively.

Gross margin percentages by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Laiyang pear juice concentrate	29.1%	29.3%	29.2%	31.0%
Strawberry juice concentrate and puree	41.6%	49.3%	41.5%	46.4%
Bio animal feed	75.6%	77.5%	78.5%	79.4%
Overall gross profit %	37.2%	40.3%	36.6%	36.8%

•
For the three and nine months ended September 30, 2013, the decrease in gross margin percentages related to Laiyang Pear juice concentrate as compared to the three and nine months ended September 30, 2012, was attributed to a slight increase in raw materials costs.

•
For the three and nine months ended September 30, 2013, the decrease in gross margin percentages related to strawberry juice concentrate and puree as compared to the three and nine months ended September 30, 2012, was primarily attributed to the increase in raw materials costs.

•
Gross margin percentages related to the sale of bio animal feed ranged from 75.6% to 79.4% for the periods presented. We use waste from the production of Laiyang Pear juice concentrate as our main raw material in the production of the bio animal feed. The production of bio animal feed is dependent on the production of waste from the production of Laiyang Pear juice concentrate.

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

Selling Expenses. Selling expenses includes sales related compensation and related benefits, shipping and handling costs and other selling costs. Selling expenses were $149,972 for the three months ended September 30, 2013 as compared to $130,828 for the three months ended September 30, 2012, an increase of $19,144 or 14.6%. The increases were primarily attributable to an increase in compensation and related benefits and an increase in shipping and handling expenses. Selling expenses were $389,020 for the nine months ended September 30, 2013 as compared to $376,607 for the nine months ended September 30, 2012, an increase of $12,413 or 3.3%. The increases were primarily attributable to an increase in shipping and handling expenses.

Selling expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation and related benefits	$122,260	$110,491	$322,014	$320,575
Shipping and handling	25,718	18,586	62,137	51,858
Other	1,994	1,751	4,869	4,174
Total	$149,972	$130,828	$389,020	$376,607

●
For the three months ended September 30, 2013, compensation and related benefits increased by $11,769 or 10.7% as compared to the three months ended September 30, 2012 primarily due to an increase in sales commissions paid on increased revenues. For the three months ended September 30, 2013 and 2012, commission expense amounted to $66,509 and $55,617, respectively. For the nine months ended September 30, 2013, compensation and related benefits increased by $1,439 or 0.4% as compared to the nine months ended September 30, 2012 primarily due to an increase in salary and related benefits paid for our sales staff of approximately $20,000, offset by a decrease in commissions paid on decreased revenues of approximately $18,000. For the nine months ended September 30, 2013 and 2012, commission expense amounted to $158,686 and $176,997. We pay a sales commission on revenues generated from the sale of Laiyang Pear juice concentrate and strawberry juice concentrate and puree at a rate equal to 0.15% of the total amount invoiced to our customers, including VAT. We do not pay any sales commission for revenue generated from bio animal feed. We expect commission to increase proportionally as revenues from the sale of juice and puree products increase.

●
For the three months ended September 30, 2013, shipping and handling expenses increased by $7,132 or 38.4% as compared to the three months ended September 30, 2012. For the nine months ended September 30, 2013, shipping and handling expenses increased by $10,279 or 19.8% as compared to the nine months ended September 30, 2012.

General and administrative expenses. General and administrative expenses amounted to $1,606,645 for the three months ended September 30, 2013, as compared to $895,816 for the three months ended September 30, 2012, an increase of $710,829 or 79.3%. General and administrative expenses amounted to $4,078,944 for the nine months ended September 30, 2013, as compared to $2,709,799 for the nine months ended September 30, 2012, an increase of $1,369,145 or 50.5%.  General and administrative expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation and related benefits	$201,954	$203,722	$629,315	$669,123
Professional fees	54,151	34,710	157,745	148,674
Depreciation	71,127	62,744	211,561	192,826
Amortization of land use rights	1,069,305	425,599	2,463,907	1,097,009
Other	210,108	169,041	616,416	602,167
Total	$1,606,645	$895,816	$4,078,944	$2,709,799

●
For the three months ended September 30, 2013, compensation and related benefits decreased by $1,768 or 0.9%. For the nine months ended September 30, 2013, compensation and related benefits decreased by $39,808 or 5.9% due to a decrease in administrative salaries of approximately $24,000 and a decrease in administrative benefits of approximately $16,000.

●
Professional fees consisted of legal fees, accounting fees, internal control consulting services and other fees associated with being a public company. For the three months ended September 30, 2013, professional fees increased by $19,441 or 56.0% as compared to the three months ended September 30, 2012. The increase was attributable to an increase in accounting fees related to a change in auditor of approximately $26,000, offset by a decrease in other miscellaneous items of approximately $7,000. For the nine months ended September 30, 2013, professional fees increased by $9,071 or 6.1% as compared to the nine months ended September 30, 2012. The increase was attributable to an increase in accounting fees related to a change in auditor of approximately $31,000, offset by a decrease in other miscellaneous items of approximately $22,000.

●
During the three months ended September 30, 2013, depreciation expense increased by $8,383 or 13.4% as compared to the three months ended September 30, 2012. During the nine months ended September 30, 2013, depreciation expense increased by $18,735 or 9.7% as compared to the nine months ended September 30, 2012. These increases were primarily attributable to the increase in depreciable property and equipment.

●
During the three months ended September 30, 2013, amortization of land use rights increased by $643,706 or 151.2% as compared to the three months ended September 30, 2012. During the nine months ended September 30, 2013, amortization of land use rights increased by $1,366,898 or 124.6% as compared to the nine months ended September 30, 2012. These increases were attributable to the amortization of land use rights acquired in April 2012, October 2012 and April 2013 relating to new Laiyang Pear orchards. Prior to the time that the Company uses Laiyang pears from its orchards in the production process, we include the amortization of the respective land use rights in general and administrative expenses. Upon the use of pears from the orchards in the production process, we reflect the amortization of these land use rights in cost of revenues.

●
Other general and administrative expenses consist of entertainment, utilities, office maintenance, travel expenses, miscellaneous taxes, office supplies, filing fees and telephone. During the three months ended September 30, 2013, other general and administrative expenses increased by $41,067 or 24.3% as compared to the three months ended September 30, 2012. The increase was primarily attributable to an increase in travel expense of approximately $4,000, an increase in miscellaneous taxes of approximately $4,000, an increase in meals and entertainment expenses of approximately $30,000 and an increase in other miscellaneous items of approximately $3,000. During the nine months ended September 30, 2013, other general and administrative expenses increased by $14,249 or 2.4% as compared to the nine months ended September 30, 2012. The increase was primarily attributable to an increase in travel expenses of approximately $14,000, an increase in meals and entertainment expenses of approximately $62,000, an increase in utilities expense of approximately $22,000, offset by a decrease in non-capitalized maintenance expenses of approximately $72,000 and a decrease in other miscellaneous items of approximately $12,000.

Income from operations. For the three months ended September 30, 2013, income from operations was $13,086,533, as compared to $12,506,639 for the three months ended September 30, 2012, an increase of $579,894 or 4.6%. For the nine months ended September 30, 2013, income from operations was $30,530,006, as compared to $36,402,330 for the nine months ended September 30, 2012, a decrease of $5,872,324 or 16.1%.

Other income. For the three months ended September 30, 2013, other income amounted to $30,908 as compared to $49,120 for the three months ended September 30, 2012, a decrease of $18,212 or 37.1%. For the nine months ended September 30, 2013, other income amounted to $112,702 as compared to $217,119 for the nine months ended September 30, 2012, a decrease of $104,417 or 48.1%. The change was primarily attributable to the following:

●
For the three months ended September 30, 2013, interest income decreased by $17,651 as compared to the three months ended September 30, 2012, and for the nine months ended September 30, 2013, interest income decreased by $100,734 as compared to the nine months ended September 30, 2012. These decreases were related to a decrease in funds in interest bearing accounts.

Income tax expense. Income tax expense increased by $146,181, or 4.7%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 which was attributed to an increase in taxable income. Income tax expense decreased by $1,520,487, or 16.5%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 which was attributed to a decrease in taxable income.

Net income. As a result of the factors described above, our net income for the three months ended September 30, 2013 and 2012 was $9,831,969, or $0.36 per ordinary share (basic) and $0.34 per ordinary share (diluted), and $9,416,468, or $0.34 per ordinary share (basic) and $0.34 per ordinary share (diluted), respectively. Our net income for the nine months ended September 30, 2013 and 2012 was $22,959,580, or $0.83 per ordinary share (basic) and $0.79 per ordinary share (diluted), and $27,415,834, or $1.00 per ordinary share (basic) and $0.99 per ordinary share (diluted), respectively.

Foreign currency translation adjustment. The functional currency of our operating subsidiary and VIE in the PRC is the Chinese Yuan or RMB. The financial statements of our subsidiary and VIE are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of these translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $1,195,623 for the three months ended September 30, 2013 as compared to a foreign currency translation loss of $279,407 for the three months ended September 30, 2012. We reported a foreign currency translation gain of $4,900,015 for the nine months ended September 30, 2013 as compared to $595,580 for the nine months ended September 30, 2012. These non-cash gains/losses had the effect of increasing (decreasing) our reported comprehensive income.

Comprehensive income. For the three months ended September 30, 2013, comprehensive income of $11,027,592 is derived from the sum of our net income of $9,831,969 plus foreign currency translation gains of $1,195,623. For the three months ended September 30, 2012, comprehensive income of $9,137,061 is derived from the sum of our net income of $9,416,468 less a foreign currency translation loss of $279,407. For the nine months ended September 30, 2013, comprehensive income of $27,859,595 is derived from the sum of our net income of $22,959,580 plus foreign currency translation gains of $4,900,015. For the nine months ended September 30, 2012, comprehensive income of $28,011,414 is derived from the sum of our net income of $27,415,834 plus foreign currency translation gain of $595,580.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, our balance of cash and cash equivalents was $55,622,328, as compared to $52,160,008 as of December 31, 2012. All of these funds were located in financial institutions located in China. At September 30, 2013 and December 31, 2012, our cash balances by geographic area were as follows:

Region:	September 30, 2013		December 31, 2012
PRC	$55,606,994	99.97%	$52,065,282	99.8%
Hong Kong	15,334	0.03%	94,726	0.2%
Total cash and cash equivalents	$55,622,328	100.0%	$52,160,008	100.0%

Our primary uses of cash have been for the construction of our new factory and warehouse facility, for the purchase of equipment for new productions lines, for the acquisition of land use rights underlying our production and office facility and for the acquisition of Laiyang pear orchards. Additionally, we use cash for working capital. All funds received have been expended in the furtherance of growing the business and establishing brand portfolios. The following trends are reasonably likely to result in a decrease in our liquidity over the near to long term:

●	An increase in working capital requirements to finance higher level of inventories,
●	Addition of administrative and sales personnel as the business grows,
●	Acquisitions of similar or complimentary businesses,
●	Increases in advertising, public relations and sales promotions for existing and new brands as the Company expands within existing markets or enters new markets,
●	Development of new products in the bio-animal feed industry to complement our current products,
●	The cost of being a public company and the continued increase in costs due to governmental compliance activities, and
●	Capital expenditures to add production lines and cold storage facilities and for the acquisition of additional land use rights to harvest Laiyang pears.

Cash flows for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

Changes in our working capital position at September 30, 2013 compared to December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012	Increase
Current assets	$59,157,006	$56,149,354	$3,007,652
Current liabilities	(8,427,738)	(12,166,068)	3,738,330
Working capital	$50,729,268	$43,983,286	$6,745,982

Our working capital increased by $6,745,982. This increase in working capital is primarily attributable to:

•	An increase in cash and cash equivalent of approximately $3,462,000 as described below,
•	A decrease in accounts payable of approximately $482,000,
•	A decrease in accrued expenses of approximately $711,000,
•	A decrease in income taxes payable of approximately $2,594,000,
•	A decrease in VAT and other taxes payable of approximately $1,854,000,
Offset by:
•	A decrease in inventories, net of reserve for obsolete inventory, of approximately $427,000,
•	An increase in advances from customers of approximately $1,903,000.

Our business is highly seasonal, reflecting the harvest season of our primary source fruits during the months from September through February of the following year. Typically, a substantial portion of our revenues are earned during our first, third and fourth quarters. We generally experience lower revenues during our second quarter. Our inventory levels increase during the third and fourth quarters of the year and decrease substantially in the first quarter of the year. Generally, we pay our suppliers during the third and fourth quarters. The impact from the use of cash to secure raw materials and for production during these quarters is lessened by the receipt of cash upon delivery of our products during the production period. Generally we sell off any remaining inventory balances during the first quarter on the year and experience a significant decrease in inventory during this quarter. We have not experienced a shortfall in working capital during our production period and we have sufficient working capital on hand to secure our raw materials.

Cash flows from our operations are calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

The following summarizes the key components of our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$24,499,393	$34,564,790
Cash flows used in investing activities	$(22,459,067)	$(21,765,685)
Cash flows provided by financing activities	$940	$224,184
Effect of exchange rate on cash	$1,421,054	$256,610
Net increase in cash and cash equivalents	$3,462,320	$13,279,899

Net cash flow provided by operating activities was $24,499,393, for the nine months ended September 30, 2013 as compared to net cash flow provided by operating activities of $34,564,790 for the nine months ended September 30, 2012, a decrease of $10,065,397.

Net cash flow provided by operating activities for the nine months ended September 30, 2013 was mainly due to:

•
net income of $22,959,580 adjusted for the add back of non-cash items such as depreciation of $1,726,775, the amortization of land use rights of $3,177,500, stock-based compensation of $18,000 and deferred income taxes of $49,227, and

•
the receipt of cash from operations from changes in operating assets and liabilities consisting primarily of a decrease in inventories of $526,493 and an increase in advance from customers of $1,880,278, offset by:

•
the use of cash from changes in operating assets and liabilities, such as: a decrease in accounts payable of $465,373, a decrease in accrued expenses of $741,785, a decrease in VAT and other taxes payable of $1,936,924 and a decrease in income taxes payable of $2,721,855.

Net cash flow provided by operating activities for the nine months ended September 30, 2012 was mainly due to:

•
net income of $27,415,834 adjusted for the add back (reduction) of non-cash items such as depreciation of $1,552,347, the amortization of land use rights of $1,514,794, deferred income taxes of $48,442 and a reduction in inventory reserve of $49,858, and

•
the receipt of cash from operations from changes in operating assets and liabilities consisting primarily of a decrease in inventories of $10,043,009 attributable to the seasonality factors and an increase in VAT and other taxes payable of $309,921, offset by:

•
the use of cash from changes in operating assets and liabilities, such as: a decrease in accounts payable of $3,259,267, a decrease in accrued expenses of $750,816, and a decrease in income taxes payable of $2,202,919 due to the payment of income taxes due.

Net cash flow used in investing activities was $22,459,067 for the nine months ended September 30, 2013 as compared to $21,765,685 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we used cash of $21,894,552 for the acquisition of land use rights related to Laiyang pear orchards and we used cash of $564,515 for the purchase of property and equipment. During the nine months ended September 30, 2012, we used cash of $21,723,647 for the acquisition of land use rights related to Laiyang pear orchards and we used cash of $42,038 for the acquisition of property and equipment.

Net cash flow provided by financing activities was $940 for the nine months ended September 30, 2013 as compared to $224,184 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013 and 2012, we received operating cash from our restricted cash held in escrow of $940 and $224,184, respectively.

Contractual Obligations

None.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There are no material changes from the quantitative and qualitative disclosures about market risk previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 1, 2013.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), we carried out an evaluation, with the participation of the Company’s management, including the Company’s CEO and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

In November 2013, we identified an error related to the lack of disclosure of 1,500,000 shares that were issued but not outstanding as of March 31, 2013 and June 30, 2013 related to a Financial Consulting Agreement. Previously, at March 31, 2013 and June 30, 2013, we reported ordinary shares issued of 27,509,171 and 27,509,171, respectively, and should have reported ordinary shares issued of 29,009,171 and 29,009,171, respectively. The number of ordinary shares reported outstanding was not affected. We assessed the materiality of this error on prior periods’ financial statements in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, and concluded that the error had no financial impact on any of our prior interim financial statements.

The Company’s CEO and CFO are currently assessing their internal control system and intend to implement additional policies and procedures to assure that all information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the Company’s assets;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)
provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s CEO and CFO, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the third quarter of fiscal year ending December 31, 2013, which were identified in connection with management’s evaluation, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

                  None.

ITEM 1A.  RISK FACTORS.

An investment in our ordinary shares involves a high degree of risks.  You should carefully consider the following material risk factors and other information in this prospectus before deciding to invest in our ordinary shares. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth could be seriously harmed. As a result, the trading price, if any, of our ordinary shares could decline and you could lose all or part of your investment.

Risks Relating to Our Business

THE LOCAL AND PROVINCIAL CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH WE MUST CONDUCT OUR BUSINESS ACTIVITIES.

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

IF OUR LAND USE RIGHTS IS REVOKED, WE WOULD HAVE NO OPERATIONAL CAPABILITIES OR ABILITY TO CONDUCT OUR BUSINESS.

Under Chinese law, land is owned by state or rural collective economic organizations. The state issues tenants the rights to use property. Rights to use property can be revoked and tenants can be forced to vacate at any time when redevelopment of the land is in the public interest. The public interest rationale is interpreted broadly and the process of land appropriation may be less than transparent. Longkang relies on these land use rights as the cornerstone of its operations, and the loss of such rights would have a material adverse effect on our company.

IF OUR EXCLUSIVE LICENSE TO USE THE LAIYANG PEAR TRADEMARK IS CHALLENGED, WE WOULD HAVE NO OPERATIONAL CAPABILITIES OR ABILITY TO CONDUCT OUR BUSINESS

While the Laiyang city government issued a governmental letter granting us the status of the exclusive producer of Laiyang Pear juice concentrate for a period of 30 years since 2008, the owner of the “Laiyang Pear” trademark as stated in its certificate is the “Laiyang Fruit Cultivation Technology and Instructing Station”, which is under the Laiyang Agriculture Bureau, an affiliate of the Laiyang city government.  Although Laiyang municipal government is the leader of the Agriculture Bureau, and of the Laiyang Fruit Cultivation Technology and Instructing Station, it is doubtful whether the government may directly issue such a government letter as if it is the owner of the trademark.  Accordingly, we may be subject to challenge regarding our status as the exclusive producer of the “Laiyang Pear” juice concentrate.  In addition, the trademark held by the Laiyang Fruit Cultivation Technology and Instructing Station is currently effective only until 2018, which will require the trademark owner to renew the trademark upon its expiration in order to continue the license to us under the trademark license agreement, and each renewal is effective for only another ten years.  While such renewals are generally granted, there can be no assurance that the trademark owner will apply for such renewals or that they will be granted on a timely basis or at all.  Any challenge to our status as the exclusive licensee to use the trademark and any difficulties or delays in renewal of the Laiyang Pear exclusive trademark license could materially and adversely affect our ability to continue our current business and our financial position and results of operation.

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

WE NEED TO MANAGE GROWTH OF OUR OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE SUCH GROWTH COULD CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUES AT LEVELS WE EXPECT.

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

WE CANNOT ASSURE YOU THAT OUR ORGANIC GROWTH STRATEGY WILL BE SUCCESSFUL, WHICH MAY RESULT IN A NEGATIVE IMPACT ON OUR GROWTH, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

One of our strategies is to grow organically by constructing additional production facilities and increasing the distribution and sales of our products by penetrating existing markets in the PRC and entering new geographic markets in the PRC. However, we may not be able to expand our production due to financial constraint and other factors. In addition, many obstacles to entering such markets exist, including, but not limited to, established companies in such existing markets in the PRC. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL TO FUND OUR GROWING OPERATIONS AND WE MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

In connection with our growth strategies, we may experience increased capital needs and, accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; and (iii) the amount of our capital expenditures, including for acquisitions.

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

Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing stockholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our ordinary shares.

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

WE DEPEND ON A CONCENTRATION OF CUSTOMERS, THE LOSS OF ONE OR MORE OF WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATIONS AND REVENUES.

Our revenue is dependent, in large part, on significant orders from a limited number of customers. During the nine months ended September 30, 2013, we depended on 19 customers to purchase our juice concentrate and puree products and two customers to purchase our bio animal feed products. In 2012, we depended on 13 primary customers to purchase our juice concentrate products, and two customers to purchase our bio animal feed product.  During the nine months ended September 30, 2013 three customers individually accounted for more than 10% of our total revenues and in 2012, one customer accounted for more than 10% of our total revenues. Customer demand depends on a variety of factors including, but not limited to, our customers’ financial condition and general economic conditions. If our sales to any of our primary customers are reduced for any reason, such reduction may have a material adverse effect on our business, financial condition and results of operations.

OUR ABILITY TO COMPETE COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR IF WE ARE SUED FOR INTELLECTUAL PROPERTY INFRINGEMENT.

In connection with the technology used to produce bio animal feed, Mr. Zhide Jiang, our President and Chief Executive Officer, filed a patent application with the State Intellectual Property Office of the PRC to protect our technology. The patent number is ZL.200910015442.2. Such technology and production method is originally owned by Mr. Jiang. Mr. Jiang has authorized MeKeFuBang to use this patent for free within the term of the Patent which is 20 years from the patent application date. We believe that such patent and our exclusive license to use the “Laiyang Pear” trademark are important to our success and our competitive position. We consider such patent and the exclusive trademark license to be among our most valuable assets. While we vigorously protect such intellectual property rights against infringement, we cannot provide assurance that we will be able to secure patents protection for our intellectual property in the future or that protection will be adequate for future products. Further, we may be sued for intellectual property rights infringement and cannot be sure that our activities do not and will not infringe on the intellectual property rights of others. If we are compelled to prosecute infringing parties, defend our intellectual property or defend ourselves from intellectual property claims made by others, we may face significant expenses and liability as well as the diversion of management’s attention from our business, each of which could negatively impact our business or financial condition.

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

OUR PLANS TO EXPAND OUR PRODUCTION AND TO IMPROVE AND UPGRADE OUR INTERNAL CONTROL AND MANAGEMENT SYSTEM WILL REQUIRE CAPITAL EXPENDITURES IN 2014 AND BEYOND.

Our plans are to expand our production requires capital expenditures in 2014. Our existing production lines have been running at close to full capacity while the market demand for our existing products has increased.  We currently have three production lines for Laiyang Pear juice concentrate and puree with a combined production capacity of 48,000 MT, with a utilization rate of 99% during peak seasons and 70% on an annual average, and one production line for bio feed with a production capacity of 52,000 MT. We are planning to add one additional 26,000 MT production line for the fruit juice concentrate and puree and one additional 52,000 MT production line for bio animal feed using proceeds from operations and/or from proceeds of future financings.

We may also need further funding to improve and upgrade our internal control and management system and for working capital, investments, potential acquisitions and joint ventures and other corporate requirements. Cash generated from our operations and proceeds from this offering may not be sufficient to fund these development plans, and our actual capital expenditures and investments may significantly exceed our current planned amounts. If either of these conditions arises, we may have to seek additional external financing to satisfy our capital needs. We may not be able to obtain external financing at reasonable costs. Failure to obtain sufficient external funds for our development plans could adversely affect our plan to expand our production and to improve and upgrade our internal control and management system.

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

WE DO NOT PRESENTLY MAINTAIN PRODUCT LIABILITY INSURANCE, OR PROPERTY AND EQUIPMENT INSURANCE, WHICH LEAVES US WITH FINANCIAL EXPOSURE IN THE EVENT OF LOSS OR DAMAGE TO OUR PROPERTIES OR CLAIMS FILED AGAINST US.

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

WE WILL ENCOUNTER SUBSTANTIAL COMPETITION IN OUR BUSINESS AND ANY FAILURE TO COMPETE EFFECTIVELY COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Although there are no other producers of Laiyang Pear juice concentrate, there are currently a number of well-established companies producing other kinds of fruit concentrate that compete directly with our products, and some of those competitors have significantly greater financial and other resources than us. We anticipate that our competitors will continue to improve their products and introduce new products with competitive prices and performance characteristics. Aggressive marketing or pricing by our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

Currently, we are the only producer of Laiyang Pear juice concentrate and pursuant to an agreement entered into with the government of Laiyang City, we will continue to be the only producer of Laiyang Pear juice concentrate until January 2038. However, if the Laiyang city government rescinds our right as the exclusive producer of Laiyang Pear juice concentrate, we could face increasing competition.

WE RELY ON HIGHLY QUALIFIED PERSONNEL AND IF WE ARE UNABLE TO RETAIN OR MOTIVATE KEY PERSONNEL OR HIRE QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO GROW EFFECTIVELY.

Our future success depends upon our continuing ability to attract and retain highly qualified personnel. Expansion of our business and the management and operation of the Company will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. There can be no assurance that we will be able to attract or retain highly qualified personnel. Competition for skilled personnel in our industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

THE LOSS OF THE SERVICES OF OUR KEY EMPLOYEES, PARTICULARLY THE SERVICES RENDERED BY ZHIDE JIANG, OUR CHIEF EXECUTIVE OFFICER AND DIRECTOR, COULD HARM OUR BUSINESS.

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Zhide Jiang, our Chief Executive Officer and Director. We do not have an employment agreement with Mr. Jiang, who may voluntarily terminate his employment with us at any time. Following any termination of employment, he would not be subject to any non-competition covenants. The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations will make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

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

OUR PRINCIPAL STOCKHOLDER IS ABLE TO CONTROL SUBSTANTIALLY ALL MATTERS REQUIRING A VOTE OF OUR STOCKHOLDERS AND HIS INTERESTS MAY DIFFER FROM THE INTERESTS OF OUR OTHER STOCKHOLDERS.

Zhide Jiang, our President, Chief Executive Officer and Chairman of the Board of Directors, beneficially owns approximately 41.1% of our issued and outstanding ordinary shares. On June 7, 2010, our stockholders approved the proposal of our board of directors to reduce the required quorum to one-third of the shares entitled to vote for future stockholder meetings. Therefore, Mr. Jiang is able to individually establish a quorum at any stockholder meeting and to control substantially all matters requiring approval by our stockholders, including the election of our directors. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our shares.

MR. ZHIDE JIANG, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS, HAS A SIGNIFICANT INFLUENCE IN US, OUR SUBSIDIARIES AND LONGKANG, WHICH ENABLES HIM TO INFLUENCE THE OUTCOME OF ANY CORPORATE TRANSACTION OR OTHER MATTERS SUBMITTED TO OUR STOCKHOLDERS FOR APPROVAL. WE CANNOT ASSURE YOU THAT MR. ZHIDE JIANG WILL ALWAYS ACT IN OUR BEST INTEREST OR IN THE BEST INTEREST OF OUR STOCKHOLDERS.

In addition to being the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, Mr. Jiang is the Executive Director of Merit Times, MeKeFuBang and Longkang. Mr. Jiang is also the Executive Director of Proud Glory Limited, which is our largest stockholder and therefore exercises voting and dispositive control over the shares owned by Proud Glory. Pursuant to the Proud Glory Option Agreement between Mr. Jiang and Mr. Chee Fung Tang, the record owner of Proud Glory Limited, for a period of five years commencing on October 22, 2009, Mr. Jiang has the right to acquire up to 100% of the equity interests of Proud Glory Limited held by Mr. Tang, subject to certain contingencies as set forth therein.  Therefore, Mr. Jiang has a significant influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. In addition, without the consent of Mr. Jiang, we could be prevented from entering into transactions that could be beneficial to us. Therefore we cannot assure you that Mr. Jiang will always act in the best interest of the Company or its stockholders.

OUR MANAGEMENT HAS NO EXPERIENCE IN MANAGING AND OPERATING A PUBLIC COMPANY. ANY FAILURE TO COMPLY OR ADEQUATELY COMPLY WITH FEDERAL SECURITIES LAWS, RULES OR REGULATIONS COULD SUBJECT US TO FINES OR REGULATORY ACTIONS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our current management has no experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties, including its consultants, attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition.

ADAM WASSERMAN, OUR CHIEF FINANCIAL OFFICER, DOES NOT DEDICATE 100% OF HIS TIME ON OUR BUSINESS.

Adam Wasserman, our Chief Financial Officer, provides services to us under an employment agreement, which permits him to provide services to other companies simultaneously. Mr. Wasserman is chief executive officer of CFO Oncall, Inc. and CFO Oncall Asia, Inc. (collectively “CFO Oncall”), where he owns a majority of such businesses, respectively. All compensation paid to Mr. Wasserman is paid to CFO Oncall Asia, Inc. CFO Oncall provides chief financial officer services to various companies. Mr. Wasserman also serves as chief financial officer of Cleantech Solutions International, Inc. since December 2012, FAL Explorations Corp (formerly Apps Genius Corp) since January 2010, Yew Bio-Pharm Group, Inc. since September 2011,  and Wally World Media, Inc. since November 2012. Mr. Wasserman dedicates approximately 20% of his business time to our Company. In addition to Mr. Wasserman’s time, CFO Oncall has full-time dedicated, bilingual, professional employees that also assist Mr. Wasserman with our Company’s financial matters and communication needs.  Mr. Wasserman’s other projects may detract from the time he can spend on our business.

GOVERNMENTAL REGULATIONS AFFECTING THE IMPORT OR EXPORT OF OUR PRODUCTS COULD NEGATIVELY AFFECT OUR REVENUES.

The United States and various foreign governments have imposed controls, export license requirements, and restrictions on the export of some of our products.  We do not currently export our fruit juice concentrate directly or indirectly out of the PRC. However, if we were to begin exporting our products in the future, governmental regulation of exports, or our failure to obtain required export approval for our products, could harm our international and domestic sales and adversely affect our revenues.  In addition, failure to comply with such regulations could result in penalties, costs, and restrictions on export privileges.

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

Risks Relating to Our Corporate Structure

WE CONDUCT OUR BUSINESS THROUGH LONGKANG BY MEANS OF CONTRACTUAL ARRANGEMENTS. IF THE PRC COURTS OR ADMINISTRATIVE AUTHORITIES DETERMINE THAT THESE CONTRACTUAL ARRANGEMENTS DO NOT COMPLY WITH APPLICABLE REGULATIONS, WE COULD BE SUBJECT TO SEVERE PENALTIES AND OUR BUSINESS COULD BE ADVERSELY AFFECTED. IN ADDITION, CHANGES IN SUCH CHINESE LAWS AND REGULATIONS MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between MeKeFuBang and Longkang. Although we have been advised by our PRC counsel, Dacheng Law Offices, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Longkang and its stockholders) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, the PRC courts or regulatory authorities may determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. We are aware of a recent case involving Chinachem Financial Services where certain contractual arrangements for a Hong Kong Company to gain economic control over a PRC Company were declared to be void by the PRC Supreme People's Court. If the PRC courts or regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable.

If MeKeFuBang, Longkang, or their ownership structure or the contractual arrangements, are determined to be in violation of any existing or future PRC laws, rules or regulations, or MeKeFuBang or Longkang fails to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

●    revoking the business and operating licenses of MeKeFuBang or Longkang;

●    discontinuing or restricting the operations of MeKeFuBang or Longkang;

●    imposing conditions or requirements with which we, MeKeFuBang or Longkang may not be able to comply;

●    requiring us, MeKeFuBang or Longkang to restructure the relevant ownership structure or operations;

●    restricting or prohibiting our use of the proceeds from this offering to finance our business and operations in China; or

●    imposing fines.

The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

On or around September 2011, various media sources reported that the China Securities Regulatory Commission (the “CSRC”) had prepared a report proposing pre-approval by a competent central government authority of offshore listings by China-based companies with variable interest entity structures, such as ours, that operate in industry sectors subject to foreign investment restrictions. However, it is unclear whether the CSRC officially issued or submitted such a report to a higher level government authority or what any such report provides, or whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or what they would provide. If our ownership structure, contractual arrangements or businesses of Longkang are found to be in violation of any existing or future PRC laws or regulations, the relevant governmental authorities, including the CSRC, would have broad discretion in dealing with such violation, including levying fines, confiscating our income or the income of Longkang, revoking the business licenses or operating licenses of Longkang, discontinuing or placing restrictions or onerous conditions on our operations, requiring us to undergo a costly and disruptive restructuring, restricting or prohibiting our use of proceeds from this offering to finance our business and operations in China, and taking other regulatory or enforcement actions that could be harmful to our business. Any of these actions could cause significant disruption to our business operations and severely damage our reputation, which would in turn materially and adversely affect our business, financial condition and results of operations.

THE CONSULTING AGREEMENT BETWEEN MEKEFUBANG AND LONGKANG MAY BE TERMINATED IF CIRCUMSTANCES ARISE WHICH MATERIALLY AND ADVERSELY AFFECT THE PERFORMANCE OR THE OBJECTIVES OF SUCH AGREEMENT, AND WE MIGHT NOT BE ABLE TO COLLECT ALL OF THE NET PROFITS OF LONGKANG, WHICH WILL ADVERSELY AFFECT OUR OPERATIONS AND PERFORMANCE.

Presently all of our business operations are carried out by Longkang. We do not own any equity interests in Longkang, but control and receive the economic benefits of its business operations through various contractual arrangements. One of the contractual agreements is a Consulting Services Agreement, by and between MeKeFuBang and Longkang through which MeKeFuBang has the right to advise, consult, manage and operate Longkang, and collect all of the net profits of Longkang. Pursuant to the Consulting Services Agreement, either party may terminate such agreement if circumstances arise which materially and adversely affect the performance or the objectives of this agreement. If circumstances that materially affect our performance do arise in the future and if either party decides to terminate this agreement, we might not be able to control and receive the economic benefits of Longkang and it will adversely affect our operations and performance.

OUR CONTRACTUAL ARRANGEMENTS WITH LONGKANG MAY NOT BE EFFECTIVE IN PROVIDING CONTROL OVER LONGKANG.

All of our revenue and net income is derived from Longkang.  We do not intend to have an equity ownership interest in Longkang but rely on contractual arrangements with Longkang to control and operate its business.   However, these contractual arrangements may not be effective in providing us with the necessary control over Longkang and its operations.  Any deficiency in these contractual arrangements may result in our loss of control over the management and operations of Longkang, which will result in a significant loss in the value of an investment in our Company. Because of the restrictions on direct foreign equity ownership imposed by the relevant PRC laws, we must rely on contractual rights through our VIE structure to effect control over and management of Longkang, which exposes us to the risk of potential breach of contract by the stockholders of Longkang. In addition, as Longkang is jointly owned by its stockholders, it may be difficult for us to change our corporate structure if such stockholders refuse to cooperate with us.

OUR AGREEMENTS WITH LONGKANG ARE GOVERNED BY THE LAWS OF THE PRC AND WE MAY HAVE DIFFICULTY IN ENFORCING ANY RIGHTS WE MAY HAVE UNDER THESE CONTRACTUAL ARRANGEMENTS.

As all of our contractual arrangements with Longkang are governed by the PRC laws and provide for the resolution of disputes through arbitration in the PRC, they would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in the United States. As a result, uncertainties in the PRC legal system could further limit our ability to enforce these contractual arrangements. Furthermore, these contracts may not be enforceable in China if PRC government authorities or courts take a view that such contracts contravene PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over Longkang, and our ability to conduct our business may be materially and adversely affected.

PRC REGULATIONS REGARDING OFFSHORE FINANCING ACTIVITIES BY PRC RESIDENTS HAVE UNDERTAKEN CONTINUOUS CHANGES WHICH MAY INCREASE THE ADMINISTRATIVE BURDEN WE FACE AND CREATE REGULATORY UNCERTAINTIES THAT COULD ADVERSELY AFFECT OUR BUSINESS.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the CSRC, the State Administration of Foreign Exchange (“SAFE”) as well as other government agencies, released a Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (“M&A Regulation”), which took effect September 8, 2006 and was amended in 2009. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions.  According to the new M&A Regulation, a related-party acquisition in which an offshore company owned or controlled by a PRC resident acquires a domestic company controlled by the same PRC resident shall be subject to the approval of MOFCOM.

Among other things, the M&A Regulation also included new provisions to require that the overseas listing of an offshore company which is directly or indirectly controlled by a PRC resident for the purpose of overseas listing of such PRC resident’s interests in a domestic company, known as a “special purpose company”, must obtain the approval of CSRC prior to the listing.

The option granted to Mr. Jiang under the Proud Glory Option Agreement works to cut off the link of related-party acquisition and prevent the application of the new M&A Regulation to our situation, since Proud Glory Limited is 100% owned by a non-PRC natural person while Mr. Jiang, as a PRC resident, does not own any equity in the offshore company.  Further, our current VIE structure avoids the acquisition of any domestic operating company, which is directly the target under scrutiny of the M&A Regulation, including the requirement of CSRC approval.  Thus, we believe that, in its current practice, the M&A Regulation does not apply to our situation.

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

Currently, there have been no findings by the PRC authorities that we or our stockholders have violated applicable laws or regulations with respect to this agreement, our organizational structure and other related agreements.  However, the exercise of the option by Mr. Jiang under the Proud Glory Option Agreement will subject him to the registration requirement by SAFE, and there can be no assurance that such approval will be granted.

The SAFE issued a public notice in November 2005, known as Circular 75, concerning the use of offshore holding companies in mergers and acquisitions in China. The public notice provides that if an offshore company controlled by PRC residents intends to acquire a PRC company, such acquisition will be subject to registration with the relevant foreign exchange authorities. The public notice also suggests that registration with the relevant foreign exchange authorities is required for any sale or transfer by the PRC residents of shares in an offshore holding company that owns an onshore company. The PRC residents must each submit a registration form to the local SAFE branch with respect to their ownership interests in the offshore company, and must also file an amendment to such registration if the offshore company experiences material events, such as changes in the share capital, share transfer, mergers and acquisitions, spin-off transactions or use of assets in China to guarantee offshore obligations. If any PRC resident stockholder of an offshore holding company fails to make the required SAFE registration and amended registration, the onshore PRC subsidiaries of that offshore company may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity. Failure to comply with the SAFE registration and amendment requirements described above could result in liability under PRC laws for evasion of applicable foreign exchange restrictions. Because of uncertainty in how the SAFE notice will be interpreted and enforced, we cannot be sure how it will affect our business operations or future plans. For example, MeKeFuBang’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with the SAFE notice by our PRC resident beneficial holders. Failure by our PRC resident beneficial holders could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit Longkang’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Risks Relating to Doing Business in China

A SLOWDOWN OF THE CHINESE ECONOMY OR ADVERSE CHANGES IN ECONOMIC AND POLITICAL POLICIES OF THE PRC GOVERNMENT COULD NEGATIVELY IMPACT CHINA’S OVERALL ECONOMIC GROWTH, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

We are a holding company and all of our operations are entirely conducted in the PRC.  Although the PRC economy has grown in recent years, such growth may not continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC may materially reduce the demand for our loan and guarantee services and may have a materially adverse effect on our business.

China’s economy differs from the economies of most other countries in many respects, including the amount of government involvement in the economy, the general level of economic development, growth rates and government control of foreign exchange and the allocation of resources. While the PRC economy has grown significantly over the past few decades, this growth has remained uneven across different periods, regions and economic sectors.

The PRC government also exercises significant control over China’s economic growth by allocating resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Any actions and policies adopted by the PRC government could negatively impact the Chinese economy, which could materially adversely affect our business.

SUBSTANTIAL UNCERTAINTIES AND RESTRICTIONS WITH RESPECT TO THE POLITICAL AND ECONOMIC POLICIES OF THE PRC GOVERNMENT AND PRC LAWS AND REGULATIONS COULD HAVE A SIGNIFICANT IMPACT UPON THE BUSINESS WE MAY BE ABLE TO CONDUCT IN THE PRC AND ACCORDINGLY ON THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activities and greater economic decentralization.  However, the government of the PRC may not continue to pursue these policies, or may significantly alter these policies from time to time without notice.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with borrowers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China.  Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience in adjudicating new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our business.  Consequently, we cannot clearly foresee the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in China. The uncertainties, including new laws and regulations and changes of existing laws, as well as judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors.

CURRENCY CONVERSION COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The PRC government imposes control over the conversion of RMB into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of RMB into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of RMB into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without SAFE approval effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Furthermore, the RMB is not freely convertible into foreign currencies nor can it be freely remitted abroad. Under the PRC’s Foreign Exchange Control Regulations and the Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, FIEs are permitted either to repatriate or distribute its profits or dividends in foreign currencies out of its foreign exchange accounts, or exchange RMB for foreign currencies through banks authorized to conduct foreign exchange business. The conversion of RMB into foreign exchange by FIEs for recurring items, including the distribution of dividends to foreign investors, is permissible. The conversion of RMB into foreign currencies for capital items, such as direct investment, loans and security investment, is subject, however, to more stringent controls.

Our operating company is a FIE to which the Foreign Exchange Control Regulations are applicable. Accordingly, we will have to maintain sufficient foreign exchange to pay dividends and/or satisfy other foreign exchange requirements.

EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Since 1994, the exchange rate for RMB against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB 8.28 to $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese RMB against a number of currencies, rather than just the U.S. dollar and, the exchange rate for the RMB against the U.S. dollar became RMB 8.02 to $1.00.  Provisions on Administration of Foreign Exchange, as amended in August 2008, further changed China’s exchange regime to a managed floating exchange rate regime based on market supply and demand. Since reaching a high against the U.S. dollar in July 2008, however, the RMB has traded within a narrow band against the U.S. dollar, remaining within 1.0% of its July 2008 high but never exceeding it. As a consequence, the RMB has fluctuated sharply since July 2008 against other freely traded currencies, in tandem with the U.S. dollar. It is difficult to predict how long the current situation may last and when and how it may change again, particularly in view of statements by Chinese government officials in June 2010 that they would reform the RMB exchange rate regime and increase the flexibility of the exchange rate.

If we decide to convert Chinese RMB into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese RMB we convert would be reduced. There can be no assurance that future movements in the exchange rate of RMB and other currencies will not have an adverse effect on our financial condition.

MEKEFUBANG’S ABILITY TO PAY DIVIDENDS TO US MAY BE RESTRICTED DUE TO FOREIGN EXCHANGE CONTROL AND OTHER REGULATIONS OF CHINA.

As an offshore holding company, we may rely principally on dividends from our subsidiary in China, MeKeFuBang, for our cash requirements. Under the applicable PRC laws and regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside a portion of its after-tax profit to fund specific reserve funds prior to payment of dividends. In particular, at least 10% of its after-tax profits based on PRC accounting standards each year is required to be set aside towards its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends.

Furthermore, MeKeFuBang’s ability to pay dividends may be restricted due to foreign exchange control policies and the availability of its cash balance. Substantially all of our operations are conducted in China and all of our revenue received, by MeKeFuBang through VIE arrangement, are denominated in RMB. RMB is subject to exchange control regulation in China, and, as a result, MeKeFuBang may be unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

The lack of dividends or other payments from MeKeFuBang may limit our ability to make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund, and conduct our business. Our funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations. Accordingly, if we do not receive dividends from MeKeFuBang, our liquidity and financial condition will be materially and adversely affected.

UNDER THE ENTERPRISE INCOME TAX LAW, WE MAY BE CLASSIFIED AS A “RESIDENT ENTERPRISE” OF CHINA. SUCH CLASSIFICATION WILL LIKELY RESULT IN UNFAVORABLE TAX CONSEQUENCES TO US AND OUR NON-PRC STOCKHOLDERS.

China passed the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation to offshore entities controlled by a Chinese enterprise or group. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “non-domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate seal, board and stockholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and must pay a withholding tax at a rate of 10% when paying dividends to its non-PRC stockholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise controlled by a Chinese natural person. Nor are detailed measures on imposition of tax from non-domestically incorporated resident enterprises available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case. Additionally, the EIT Law also imposes a withholding income tax of 10% on dividends distributed by a FIE to its immediate holding company outside of China, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within China or if the received dividends have no connection with the establishment or place of such immediate holding company within China, unless such immediate holding  company’s jurisdiction of incorporation has a tax treaty with China that provides for a different withholding arrangement. Such withholding income tax was exempted under the previous income tax regulations. The Cayman Islands, where the Company is incorporated, does not have such tax treaty with China.

Mr. Chee Fung Tang, the beneficial owner of approximately 41.1% of our ordinary shares through his interests in Proud Glory Limited has granted to Mr.  Zhide Jiang, a PRC resident, an option to acquire Mr. Tang’s interests in Proud Glory. We may be deemed to be a resident enterprise by Chinese tax authorities if Mr. Jiang chooses to exercise his right under the option agreement to acquire Mr. Tang’s interest in Proud Glory Limited in the future and gains control over Proud Glory Limited. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. We may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Currently, we do not have any non-China source income.   It is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the Cayman Islands and China, and our PRC tax may not be creditable against our Cayman Islands tax.

THE PRC LAWS MAY LIMIT OUR ABILITY TO TRANSFER THE PROCEEDS FROM OUR PUBLIC OFFERING TO LONGKANG WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

We intend to transfer the proceeds from our public offering to MeKeFuBang and our wholly-owned subsidiary in the PRC, to expand our manufacturing capability. Currently, there is no PRC law which restricts us from transferring the proceeds from our public offering to a WFOE company. However, if the amount to be transferred to MeKeFuBang exceeds its current total registered investment amount approved by the PRC government, MeKeFuBang will need approval from the PRC government to increase its total registered investment amount before such transfer.  Currently, MeKeFuBang’s total registered investment amount is $18 million. However, if we need to raise more funds in the future, we might be required by PRC laws to apply to increase MeKeFuBang’s total registered investment amount before such transfer, and we would be unable to transfer such funds to our operating entity Longkang. The transfer to Longkang in the form of equity investment is prohibited under PRC laws as Longkang is a VIE entity not a subsidiary. Additionally, the loans between PRC companies are prohibited under PRC law.

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

RECENT SEC’S ADMINISTRATIVE PROCEEDINGS AGAINST THE CHINA AFFILIATES OF THE FIVE MULTI-NATIONAL ACCOUNTING FIRMS MAY LEAD TO THE DEREGISTERING OF CHINESE ACCOUNTING FIRMS BY THE PCAOB, WHICH MAY AFFECT OUR ABILITY TO ENGAGE QUALIFIED INDEPENDENT AUDITORS.

The SEC recently commenced administrative proceedings against BDO China Dahua Co. Ltd., Deloitte Touche Tohmatsu Certified Public Accountants Ltd., Ernst & Young Hua Ming LLP, KPMG Huazhen (Special General Fund) and PricewaterhouseCoopers Zhong Tian CPAs Limited for refusing to produce audit work papers and other documents related to PRC-based companies under investigation by the SEC for potential accounting fraud against U.S. investors.  The SEC has launched an initiative to address concerns arising from reverse mergers and foreign issuers.  The SEC charged these accounting firms with violations of the Securities Exchange Act of 1034, as amended (the “Exchange Act”) and the Sarbanes-Oxley Act, which requires foreign public accounting firms to provide, upon the request of the SEC, audit work papers involving any company trading on U.S. markets.  Under PRC law, auditors are not permitted to hand over audit work papers as books and records of Chinese companies are afforded protection of secrecy laws.   We are not in a position to assess the outcome or ramifications of these ongoing proceedings and investigations.  Unless the PRC government changes its secrecy laws, there are risks that the Public Company Accounting Oversight Board (“PCAOB”) may deregister Chinese accounting firms whose audit work papers the PCAOB cannot inspect and such deregistering of Chinese accounting firms by the PCAOB would, in turn, make it difficult for us to engage qualified independent auditors.

IF WE BECOME DIRECTLY SUBJECT TO THE RECENT SCRUTINY, CRITICISM AND NEGATIVE PUBLICITY INVOLVING U.S.-LISTED CHINESE COMPANIES, WE MAY HAVE TO EXPEND SIGNIFICANT RESOURCES TO INVESTIGATE AND RESOLVE THE MATTER WHICH COULD HARM OUR BUSINESS OPERATIONS, THIS OFFERING AND OUR REPUTATION AND COULD RESULT IN A LOSS OF YOUR INVESTMENT IN OUR STOCK, ESPECIALLY IF SUCH MATTER CANNOT BE ADDRESSED AND RESOLVED FAVORABLY.

Recently, U.S. public companies that have substantially all of their operations in China, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered around financial and accounting irregularities, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to stockholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on our company, our business and this offering. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend the Company. This situation may be a major distraction to our management. If such allegations are not proven to be groundless, our company and business operations will be severely hampered and your investment in our stock could be rendered worthless.

Risks Associated with Our Securities

OUR STOCKHOLDERS MAY FACE DIFFICULTIES IN PROTECTING THEIR INTERESTS AND EXERCISING THEIR RIGHTS AS A STOCKHOLDER OF OURS SINCE WE CONDUCT SUBSTANTIALLY ALL OF OUR OPERATIONS IN CHINA, AND A MAJORITY OF OUR OFFICERS AND DIRECTORS RESIDE OUTSIDE THE UNITED STATES.

We are incorporated in the Cayman Islands, and conduct all of our operations in China through our subsidiary, MeKeFuBang and Longkang, our consolidated VIE in China. Other than our CFO, all of our other current officers and directors reside outside the United States and substantially all of the assets of those persons are located outside of the United States. It may be difficult for stockholders to conduct due diligence on the Company or to attend stockholders meetings if the meetings are held in China. As a result of all of the above, our stockholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would stockholders of a corporation doing business entirely or predominantly within the United States.

OUR STOCKHOLDERS MAY EXPERIENCE DIFFICULTIES TO PROTECT THEIR RIGHTS THROUGH THE UNITED STATES COURTS.

All of our operations are conducted in China and all of our assets are located in China. A majority of our officers are nationals or residents of the PRC and a substantial portion of their assets are located outside the United States. As a result, Dacheng Law Firm, our counsel as to PRC law, has advised us that it may be difficult for a stockholder to effect service of process within the United States upon these persons, or to enforce judgments against us which are obtained in United States courts, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States.

In addition, it may be difficult or impossible for a stockholder to effect service of process within the United States upon us or these directors and officers in the event that a stockholder believes that such stockholder’s rights have been violated under United States securities laws or otherwise. Even if a stockholder is successful in effecting service of process and bringing an action of this kind, the laws of the Cayman Islands and of China may render a stockholder unable to enforce a judgment against our assets or the assets of our directors and officers. There is no statutory recognition in the Cayman Islands of judgments obtained in the United States, although the courts of the Cayman Islands will in certain circumstances recognize and enforce a non-penal judgment of a foreign court of competent jurisdiction without retrial on the merits. While there is no binding authority on this point, this is likely to include, in certain circumstances, a non-penal judgment of a United States court imposing a monetary award based on the civil liability provisions of the United States federal securities laws. The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

Dacheng Law Firm has further advised us that the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other form of reciprocity with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws, national sovereignty, security or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

Dacheng Law Firm has also advised us that in the event that stockholders originate an action against a company without domicile in China for disputes related to contracts or other property interests, the PRC courts may accept a course of action if (a) the disputed contract was concluded or performed in the PRC, or the disputed subject matter is located in the PRC, (b) the company (as defendant) has properties that can be seized within the PRC, (c) the company has a representative organization within the PRC, (d) the parties choose to submit to jurisdiction of the PRC courts in the contract, or (e) the contract is executed or performed within the PRC. The action may be initiated by the stockholder through filing a complaint with the PRC courts. The PRC courts will determine whether to accept the complaint in accordance with the PRC Civil Procedures Law. The stockholder may participate in the action by itself or entrust any other person or PRC legal counsel to participate on behalf of such stockholder. Foreign citizens and companies will have the same right as PRC citizens and companies in an action unless such foreign country restricts the rights of PRC citizens and companies.

OUR STOCKHOLDERS MAY FACE DIFFICULTIES IN PROTECTING THEIR INTERESTS AS A STOCKHOLDER, AS CAYMAN ISLANDS LAW PROVIDES SUBSTANTIALLY LESS PROTECTION WHEN COMPARED TO THE LAWS OF THE UNITED STATES.

Our corporate affairs are governed by our memorandum and articles of association and by the Companies Law (2010 Revision) and common law of the Cayman Islands. The rights of stockholders to take legal action against our directors and us, actions by minority stockholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law. Decisions of the Privy Council (which is the final court of appeal for British overseas territories such as the Cayman Islands) are binding on a court in the Cayman Islands. Decisions of the English courts, and particularly the Supreme Court of the United Kingdom and the Court of Appeal are generally of persuasive authority but are not binding on the courts of the Cayman Islands. The rights of our stockholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedents in the United States. In particular, the Cayman Islands has a less developed body of securities laws as compared to the United States, and provide significantly less protection to stockholders. In addition, Cayman Islands companies may not have standing to initiate a stockholder derivative action before the United States federal courts. The Cayman Islands courts are also unlikely to impose liabilities against us in original actions brought in the Cayman Islands, based on certain civil liability provisions of United States securities laws.

As a result of all of the above, our stockholders may have more difficulty in protecting their interests through actions against us or our officers, directors or major stockholders than would stockholders of a corporation incorporated in a jurisdiction in the United States.

ITEM 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

  On September 3, 2013, we issued 14,000 ordinary shares to our CFO’s company, CFO Oncall Asia, Inc., for CFO services rendered pursuant to an engagement agreement.

  The Company determined that the securities issued to the CFO were issued in a private placement that was exempt from the registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereunder. This determination was based on the non-public manner in which we offered the securities and on the representations of the CFO, which included, in pertinent part, that he was an “accredited investor” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, and that he acquiring such securities for investment purposes for his own account and not with a view toward resale or distribution, and that he understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

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

ORIENTAL DRAGON CORPORATION

Date: November 14, 2013	By:	/s/ Zhide Jiang
Zhide Jiang President, Chief Executive Officer and Chairman of the Board of Directors (Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Adam Wasserman
Adam Wasserman Chief Financial Officer (Principal Financial Officer)